Form 10-Q
period 2025-03-31
Antares Private Credit Fund
filed 2025-05-14
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01700

_______________________________________________________________________

ANTARES PRIVATE CREDIT FUND

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Delaware	93-3416650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 South Canal Street, Suite 4200 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

312-638-4117

Registrant’s telephone number, including area code

_______________________________________________________________________

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

The Registrant’s Common Shares of Beneficial Interest, $0.01 par value per share, outstanding as of May 14, 2025 was 25,720,721 of Class I Shares. No Class S or Class D Shares have been issued as of May 14, 2025. Common shares outstanding exclude May 1, 2025 subscriptions, as the issuance price is not yet finalized at this time.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Antares Private Credit Fund (the “Company,” “we,” “us,” or “our”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•
we have a limited operating history;
•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments;
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on the Company’s registration statement on Form N-2, Annual Report on Form 10-K and this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statement on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,107,219 and $849,742 as of March 31, 2025 and December 31, 2024, respectively)	$1,103,954	$848,360
Cash and cash equivalents	58,166	42,146
Foreign currencies (cost — $11,113 and $20,235 as of March 31, 2025 and December 31, 2024, respectively)	11,317	20,194
Interest receivable from non-controlled/non-affiliated investments	5,334	3,824
Deferred offering costs	1,146	943
Receivable from adviser (Note 3)	1,178	2,839
Receivable for investments sold / repaid	611	82
Prepaid expenses and other assets	316	446
Total assets	$1,182,022	$918,834

LIABILITIES
Debt outstanding	$456,149	$110,194
Less: Deferred financing costs	(5,702)	(3,087)
Total debt, net of deferred financing costs	450,447	107,107
Payable for investments purchased	80,516	160,489
Interest payable	1,358	361
Distributions payable	5,426	8,290
Administrative service fee payable	249	93
Accrued expenses and other liabilities	2,724	986
Due to affiliates	2,614	4,049
Total liabilities	543,334	281,375
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.01 (25,436,857 and 25,405,674 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	254	254
Paid-in capital in excess of par value	636,278	635,495
Accumulated net distributable earnings (losses)	2,156	1,710
Total net assets	638,688	637,459
Total liabilities and net assets	$1,182,022	$918,834
Net asset value per share	$25.11	$25.09

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$22,126	$—
Payment-in-kind interest income	110	—
Other income	1,139	—
Total investment income	23,375	—
Expenses:
Interest and debt expenses	4,258	—
Management fees (Note 3)	1,965	—
Income based incentive fee (Note 3)	2,269	—
Administrative service fee	156	—
Board of Trustees’ fee	40	—
Other general and administrative expenses	682	—
Organization and offering costs	500	11
Total expenses	9,870	11
Management fees waiver (Note 3)	(1,965)	—
Incentive fees waiver (Note 3)	(2,269)	—
Reimbursable expenses paid by adviser (Note 3)	(500)	(11)
Net expenses, net of fee waivers	5,136	—
Net investment income (loss)	18,239	—

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	1	—
Foreign currency transactions	548	—
Net realized gain (loss)	549	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,882)	—
Translation of assets and liabilities in foreign currencies	(877)	—
Net change in unrealized appreciation (depreciation)	(2,759)	—
Total net realized and change in unrealized gain (loss)	(2,210)	—
Net increase (decrease) in net assets resulting from operations	$16,029	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$0.72	$—
Earnings per share (basic and diluted)	$0.63	$—
Distributions declared per share	$0.61	$—
Weighted average shares outstanding (basic and diluted)	25,416,297	1,000

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,405,674	$254	$635,495	$1,710	$637,459
Operations:
Net investment income	—	—	—	18,239	18,239
Net realized gain (loss)	—	—	—	549	549
Net change in unrealized appreciation (depreciation)	—	—	—	(2,759)	(2,759)
Net increase (decrease) in net assets resulting from operations	—	—	—	16,029	16,029
Capital Transactions:
Issuance of shares	31,183	—	783	—	783
Distributions to shareholders	—	—	—	(15,583)	(15,583)
Net increase (decrease) in net assets resulting from capital transactions	31,183	—	783	(15,583)	(14,800)
Total net increase (decrease)	31,183	—	783	446	1,229
Net assets at end of period	25,436,857	$254	$636,278	$2,156	$638,688

Three Months Ended March 31, 2024

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Shareholder distributions:
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—
Capital Transactions:
Issuance of shares	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	—	—	—	—	—
Total net increase (decrease)	—	—	—	—	—
Net assets at end of period	1,000	$—	$25	$—	$25

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

Three Months Ended March 31, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$16,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest received in-kind	(110)
Net accretion of discount and amortization of premium	(267)
Proceeds from sale of investments and principal repayments	28,305
Purchases of investments	(285,404)
Net realized (gains) losses on investments	(1)
Net change in unrealized (appreciation) depreciation on investments	1,882
Amortization of deferred financing costs	201
Amortization of deferred offering costs	476
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(1,510)
Receivable from adviser	1,661
Receivable for investments sold / repaid	(529)
Prepaid expenses and other assets	130
Increase (decrease) in operating liabilities:
Due to affiliates	(1,435)
Payable for investments purchased	(79,973)
Interest payable	997
Administrative service fee	156
Accrued expenses and other liabilities	1,738
Net cash provided by (used in) operating activities	(317,654)
Cash flow from financing activities
Proceeds from issuance of shares	783
Debt borrowings	345,955
Distributions paid	(18,447)
Deferred offering costs paid	(679)
Deferred financing costs paid	(2,815)
Net cash provided by (used in) financing activities	324,797
Net increase (decrease) in cash and cash equivalents	7,143
Cash, cash equivalents and foreign currencies at the beginning of period	62,340
Cash, cash equivalents and foreign currencies at the end of period	$69,483
Supplemental disclosure of cash flow information
Cash paid for interest	$3,060
Distributions payable	$5,426

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	10/31/2030	$4,664	$4,675	$4,635	0.73%
GSP Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.19%	11/6/2026	99	99	92	0.01
TransDigm Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	3/22/2030	3,697	3,713	3,695	0.58
							8,487	8,422	1.32
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.94%	11/15/2029	5,383	5,357	5,357	0.84
Kenco PPC Buyer LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.04%	11/15/2029	359	52	52	0.01
Lightbeam Bidco Inc	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	5/4/2030	4,938	4,938	4,939	0.77
Lightbeam Bidco Inc	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/6/2030	1,556	650	650	0.10
Lightbeam Bidco Inc	(7)(15)	First Lien Revolver	S + 5.00%	9.29%	5/4/2029	491	131	131	0.02
							11,128	11,129	1.74
Automobile Components
Collision Sp Subco, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	1/29/2030	1,944	1,944	1,963	0.31
Collision Sp Subco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	1/29/2030	1,133	878	890	0.14
Collision Sp Subco, LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	1/29/2030	318	47	50	0.01
Enthusiast Auto Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/19/2026	5,906	5,906	5,906	0.92
Enthusiast Auto Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.07%	12/19/2026	64	—	—	—
JHCC Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/9/2027	1,464	1,460	1,458	0.23
JHCC Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/9/2027	424	423	422	0.07
JHCC Holdings LLC	(7)(12)	First Lien Revolver	P + 4.25%	11.75%	9/9/2027	168	67	66	0.01
Majco LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.94%	12/4/2028	199	199	195	0.03
OAC Holdings I Corp	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	3/30/2029	187	187	187	0.03
Power Stop, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.17%	1/26/2029	199	199	185	0.03
Quality Automotive Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	4,682	4,662	4,660	0.73
Quality Automotive Services, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	2,045	2,037	2,035	0.32
Quality Automotive Services, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	1/29/2027	1,335	11	8	—
Quality Automotive Services, LLC	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	7/16/2027	257	(1)	(1)	—
Truck-Lite Co., LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.04%	2/13/2031	1,608	1,608	1,608	0.25
Truck-Lite Co., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	2/13/2031	175	112	112	0.02
Truck-Lite Co., LLC	(7)(13)	First Lien Revolver	S + 5.75%	10.04%	2/13/2030	176	12	12	—
							19,751	19,756	3.10

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/1/2027	$199	$199	$198	0.03%
MDC Interior Acquisition Inc	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/26/2030	291	290	290	0.04
MDC Interior Acquisition Inc	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	4/26/2030	42	—	—	—
Surewerx Purchaser III Inc	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	12/28/2029	199	199	199	0.03
Walter Surface Technologies Inc.	(6)(8)(12)	First Lien Term Loan	S + 5.25%	9.64%	3/31/2027	1,721	1,721	1,721	0.27
Walter Surface Technologies Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	3/31/2027	587	214	214	0.03
							2,623	2,622	0.40
Capital Markets
Allworth Financial Group, L.P.	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2027	199	199	198	0.03
Arax MidCo, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/11/2029	3,971	3,939	3,927	0.61
Arax MidCo, LLC	(6)(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	4/11/2029	549	(6)	(6)	—
Arax MidCo, LLC	(6)(7)(12)	First Lien Revolver	S + 5.75%	10.07%	4/11/2029	431	(5)	(5)	—
Cub Financing Intermediate, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	6/28/2030	3,771	3,755	3,754	0.59
Cub Financing Intermediate, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/28/2030	1,741	(8)	(8)	—
Edgeco Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	6/1/2028	6,189	6,187	6,158	0.96
Edgeco Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	6/1/2028	1,143	1,143	1,137	0.18
Edgeco Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	6/1/2028	118	118	118	0.02
Edgeco Buyer, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	2,771	295	287	0.04
Edgeco Buyer, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	101	101	100	0.02
Edgeco Buyer, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	543	543	540	0.08
Edgeco Buyer, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	239	239	238	0.04
Edgeco Buyer, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	483	483	481	0.07
Edgeco Buyer, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.79%	6/1/2028	304	(1)	(2)	—
HighTower Holding, LLC	(7)(15)	First Lien Revolver	S + 2.00%	6.29%	4/3/2030	110	31	31	—
Lido Advisors, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/15/2029	199	197	199	0.03
The Ultimus Group Midco, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.64%	3/7/2031	8,643	8,643	8,643	1.35
The Ultimus Group Midco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	3/7/2031	1,302	—	—	—
The Ultimus Group Midco, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.64%	3/7/2030	868	—	—	—
							25,853	25,790	4.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	3/1/2032	$10,500	$10,448	$10,449	1.64%
Americhem, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/1/2032	2,690	(7)	(13)	—
Americhem, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	3/1/2032	1,906	(10)	(9)	—
Aurora Plastics, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.17%	8/12/2030	7,664	7,658	7,628	1.19
Aurora Plastics, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/10/2030	1,416	1,416	1,409	0.22
Aurorium Global Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.19%	12/22/2027	99	98	96	0.02
Boulder Scientific Company, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.19%	12/31/2027	100	99	97	0.02
Charkit Chemical Company, LLC	(8)(12)	First Lien Term Loan	S + 4.88%	9.30%	12/29/2026	100	99	99	0.02
DCG Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	6/13/2031	6,991	6,991	6,991	1.09
DCG Acquisition Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/13/2031	1,169	—	—	—
Formulations Parent Corporation	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	11/15/2029	100	—	1	—
Hasa Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	1/10/2029	199	199	199	0.03
Highline Aftermarket Acquisition, LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	8/10/2027	100	—	—	—
LTI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.25%	8.57%	7/29/2029	1,990	2,000	1,987	0.31
Lubricant Engineers	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	199	199	198	0.03
Lubricant Engineers	(8)(15)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	5,575	5,548	5,547	0.87
Lubricant Engineers	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/1/2029	3,540	—	(18)	—
Lubricant Engineers	(7)(15)	First Lien Revolver	S + 5.25%	9.54%	9/3/2029	885	(4)	(4)	—
Potters Industries LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.04%	9/14/2027	100	17	17	—
Rocket Bidco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.75%	10.36%	11/1/2030	199	144	138	0.02
							34,895	34,812	5.46
Commercial Services and Supplies
Anticimex Global AB	(5)(6)(8)(14)	First Lien Term Loan	S + 3.40%	7.69%	11/16/2028	1,612	1,612	1,611	0.25
Ares Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	11/18/2027	3,166	3,152	3,151	0.49
AWP Group Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2030	14,323	14,261	14,323	2.24
AWP Group Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	9.07%	12/23/2030	320	62	64	0.01
BCPE Empire Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.57%	12/11/2030	2,217	2,214	2,189	0.34
CoolSys, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.30%	8/11/2028	199	196	181	0.03
Denali Buyerco LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	9/15/2028	4,812	4,812	4,771	0.75
Denali Buyerco LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/15/2028	7,553	7,546	7,489	1.17
Discovery Purchaser Corporation	(5)(8)(14)	First Lien Term Loan	S + 3.75%	8.04%	10/4/2029	3,492	3,498	3,464	0.54
Ext Acquisitions, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	6/26/2026	199	199	199	0.03
FL Hawk Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	2/22/2030	500	498	500	0.08
FL Hawk Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	2/22/2030	465	463	465	0.07
Fresh Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.79%	1/24/2026	199	199	199	0.03
HeartLand PPC Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	12/12/2029	5,808	5,746	5,808	0.91

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/12/2029	$864	$526	$535	0.08%
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	12/12/2029	297	54	57	0.01
Hercules Borrower LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	12/14/2026	3,208	3,183	3,208	0.50
Hercules Borrower LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.89%	12/14/2026	46	45	46	0.01
Hercules Borrower LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	12/14/2026	252	250	252	0.04
Hercules Borrower LLC	(7)(12)	First Lien Revolver	S + 6.25%	10.54%	12/14/2026	459	(3)	—	—
High Bar Brands Operating, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/19/2029	199	197	199	0.03
HP RSS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/11/2029	1,600	1,586	1,596	0.25
HP RSS Buyer, Inc.	(3)(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/11/2029	—	—	—	—
HP RSS Buyer, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/11/2029	849	840	846	0.13
HP RSS Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/11/2029	3,494	1,008	1,032	0.16
Liquid Environmental Solutions Corporation	(8)(12)	First Lien Term Loan	S + 4.75%	9.14%	5/31/2026	100	99	99	0.02
Monarch Landscape Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	10/2/2028	199	198	199	0.03
Onyx-Fire Protection Services Inc.	(6)(8)(15)	First Lien Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 8,805	6,329	6,074	0.95
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 1,180	(4)	(6)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Revolver	C + 4.50%	7.25%	7/31/2031	CAD 2,149	(7)	(11)	—
Palmetto Acquisitionco Inc	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	9/18/2029	199	199	196	0.03
Pavion Corp.	(8)(13)	First Lien Term Loan	S + 6.00%	10.29%	10/30/2030	192	192	190	0.03
Service Logic Acquisition, Inc.	(7)(15)	First Lien Revolver	S + 4.00%	8.32%	10/30/2025	100	—	—	—
The Hiller Companies, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/20/2030	7,432	7,400	7,395	1.16
The Hiller Companies, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/20/2030	2,054	506	506	0.08
The Hiller Companies, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/20/2030	1,299	(6)	(6)	—
Thermostat Purchaser III, Inc.	(8)(13)	First Lien Term Loan	S + 4.25%	8.54%	8/31/2028	199	199	199	0.03
Valet Waste Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.75%	10.07%	5/1/2029	5,210	5,164	5,210	0.82
Valet Waste Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	5/1/2029	7,213	(66)	—	—
WRE Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.19%	7/2/2031	2,304	2,295	2,287	0.36
WRE Holding Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	7/2/2031	592	194	192	0.03
WRE Holding Corp.	(7)(13)	First Lien Revolver	S + 5.00%	9.19%	7/2/2030	316	(1)	(2)	—
YLG Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/23/2030	9,407	9,382	9,360	1.46
YLG Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/26/2030	1,379	673	669	0.10
YLG Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	12/23/2030	1,214	(2)	(6)	—
Zinc Buyer Corporation	(13)	First Lien Term Loan	S + 4.75%	9.04%	7/24/2031	6,381	6,344	6,333	0.99
Zinc Buyer Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/24/2031	1,613	(11)	(12)	—
Zinc Buyer Corporation	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	7/24/2031	790	(5)	(6)	—
Zone Climate Services, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.32%	3/9/2028	3,182	(36)	(24)	—
Zone Climate Services, Inc.	(7)(12)	First Lien Revolver	S + 5.75%	10.19%	3/9/2028	636	355	358	0.06
							91,535	91,379	14.30

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
CLS Management Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/27/2030	$199	$197	$199	0.03%
FR Vision Holdings Inc	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	1/20/2031	3,041	3,041	3,041	0.48
FR Vision Holdings Inc	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.00%	8.29%	1/20/2031	987	415	415	0.06
FR Vision Holdings Inc	(7)(15)	First Lien Revolver	S + 5.00%	9.32%	1/20/2030	248	—	—	—
Hydraulic Technologies USA LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	6/3/2031	834	821	826	0.13
Hydraulic Technologies USA LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	6/3/2030	114	14	15	—
Kleinfelder Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/18/2030	199	199	199	0.03
Mei Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	6/29/2029	199	199	199	0.03
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	5/29/2029	1,230	1,222	1,217	0.19
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	5/25/2029	675	668	668	0.10
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	5/27/2029	1,995	1,985	1,975	0.31
Trilon Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/29/2029	51	51	51	0.01
Trilon Group, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/27/2029	1,995	(5)	(20)	—
Trilon Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	5/25/2029	4,138	4,082	4,097	0.64
Trilon Group, LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	5/25/2029	1,212	(8)	(12)	—
							12,881	12,870	2.01
Construction Materials
Arrow Tru-Line Holding, LLC	(8)(12)	First Lien Term Loan	S + 5.63%	10.03%	9/20/2027	200	199	199	0.03
Pearlman Enterprises Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.92%	5/5/2027	199	196	198	0.03
Red Fox CD Acquisition Corporation	(7)(15)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	3/4/2030	10,718	9,808	9,828	1.54
							10,203	10,225	1.60
Containers and Packaging
Anchor Packaging, LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	4/17/2029	100	—	—	—
Berlin Packaging L.L.C.	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.79%	6/7/2031	1,995	1,997	1,990	0.31
CFs Brands, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	10/2/2030	3,490	3,490	3,490	0.55
CFs Brands, LLC	(7)(12)	First Lien Revolver	S + 5.75%	10.07%	10/2/2029	493	—	—	—
Clydesdale Acquisition Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.54%	3/26/2032	1,966	1,951	1,957	0.31
Clydesdale Acquisition Holdings, Inc.	(5)(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 3.25%	7.54%	3/26/2032	34	—	—	—
Cold Chain Technologies, LLC	(3)(8)(12)	First Lien Term Loan	S + 5.75%	10.07%	7/2/2026	—	—	—	—
Cold Chain Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	2,301	2,301	2,301	0.36
Cold Chain Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	4,144	4,144	4,144	0.65
Cold Chain Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	4,321	4,313	4,321	0.68
Cold Chain Technologies, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.29%	7/2/2026	522	—	—	—
Nelipak Holding Company	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	3/26/2031	6,392	6,392	6,296	0.99
Nelipak Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	3/26/2031	2,486	—	(37)	(0.01)
Nelipak Holding Company	(7)(15)	First Lien Revolver	S + 5.50%	9.82%	3/26/2031	1,855	928	900	0.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging (continued)
Packaging Coordinators Midco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	1/21/2032	$9,192	$9,183	$9,126	1.43%
Packaging Coordinators Midco, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/22/2032	4,882	—	(35)	(0.01)
Packaging Coordinators Midco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	1/22/2032	926	(1)	(7)	—
PG Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.54%	3/2/2026	199	199	199	0.03
PLZ Corp.	(8)(13)	First Lien Term Loan	S + 3.75%	8.18%	8/3/2026	99	94	96	0.02
Proampac PG Borrower LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	6/16/2028	100	16	16	—
Rohrer Corporation	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	3/15/2027	199	199	199	0.03
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	6/26/2030	3,880	3,843	3,832	0.60
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	SON + 5.25%	9.71%	6/26/2030	GBP 2,286	2,953	2,916	0.46
St Athena Global LLC	(6)(7)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	6/26/2030	213	(2)	(3)	—
St Athena Global LLC	(6)(7)(13)	First Lien Revolver	S + 5.25%	9.54%	6/26/2029	590	191	189	0.03
Tank Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.75%	10.17%	3/31/2028	199	196	189	0.03
TricorBraun Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 3.25%	7.68%	3/3/2028	5,087	5,072	5,048	0.79
Trident TPI Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.94%	9/15/2028	2,494	2,500	2,414	0.38
Verde Purchaser, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.00%	8.29%	11/30/2030	4,000	4,012	3,984	0.62
							53,971	53,525	8.39
Distributors
Aurora Parts & Accessories LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.94%	1/13/2029	99	99	99	0.02
BC Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/21/2026	2,166	2,149	2,149	0.34
BC Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/21/2026	6,743	1,268	1,272	0.20
Blackbird Purchaser, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/19/2030	185	103	103	0.02
Blackbird Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	12/19/2029	124	43	43	0.01
Blackhawk Industrial Distribution, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	1,488	1,483	1,477	0.23
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.94%	9/17/2026	4,457	3,951	3,934	0.62
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.69%	9/17/2026	1,028	430	430	0.07
BradyPlus Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	10/31/2029	6,266	6,266	6,266	0.98
BradyPlus Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	10/31/2029	702	149	151	0.02
Component Hardware Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	7/1/2026	97	97	97	0.02
DFS Holding Company, Inc.	(8)(12)	First Lien Term Loan	S + 7.00%	11.29%	1/31/2029	199	196	190	0.03
Vessco Midco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	7/24/2031	4,970	4,949	4,945	0.77
Vessco Midco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/24/2031	1,657	428	428	0.07
Vessco Midco Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.57%	7/24/2031	552	(2)	(3)	—
							21,609	21,581	3.40

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	3/31/2031	$2,970	$(7)	$(15)	—%
American Residential Services LLC	(7)(15)	First Lien Revolver	S + 3.25%	7.54%	1/31/2030	870	273	271	0.04
Apex Service Partners, LLC	(12)	First Lien Term Loan	S + 5.00%	9.29%	10/24/2030	4,838	4,816	4,815	0.75
Apex Service Partners, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/24/2030	778	775	775	0.12
Apex Service Partners, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	10/24/2029	660	555	556	0.09
Ave Holdings III, Corp	(13)	First Lien Term Loan	S + 5.25%	9.69%	2/25/2028	6,285	6,172	6,175	0.97
Ave Holdings III, Corp	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	2/25/2028	168	165	165	0.03
Ave Holdings III, Corp	(7)(13)	First Lien Revolver	S + 5.50%	9.69%	2/25/2028	514	(9)	(9)	—
AVG Intermediate Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.39%	3/16/2027	199	195	195	0.03
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(15)	First Lien Term Loan	S + 5.25%	9.54%	7/16/2027	917	913	913	0.14
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	7/16/2027	280	278	279	0.04
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	7/16/2027	2,524	2,507	2,511	0.39
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	7/16/2027	529	525	526	0.08
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/16/2027	657	656	654	0.10
CVP Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	6/30/2031	6,459	6,447	6,445	1.01
CVP Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/28/2031	1,715	40	40	0.01
CVP Holdco, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	6/28/2030	686	(2)	(2)	—
Eos Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	4,335	4,305	4,324	0.68
Eos Fitness Opco Holdings, LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	2,255	2,239	2,249	0.35
Eos Fitness Opco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	437	53	55	0.01
Eos Fitness Opco Holdings, LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.51%	1/5/2028	491	491	490	0.08
Eos Fitness Opco Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	1/5/2028	569	181	183	0.03
Essential Services Holding Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/17/2031	2,014	2,010	2,009	0.31
Essential Services Holding Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/17/2031	395	(1)	(1)	—
Essential Services Holding Corporation	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/17/2030	247	39	39	0.01
Flint Opco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2030	3,046	1,224	1,238	0.19
FSHS I, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	11/18/2028	199	197	197	0.03
GS Seer Group Borrower LLC	(8)(12)	First Lien Term Loan	S + 6.75%	11.04%	4/29/2030	99	98	97	0.02
GSV Holding, LLC	(8)(12)	First Lien Term Loan	S + 2.63%	10.03% (Incl. 3.13% PIK)	10/18/2030	4,884	4,862	4,859	0.76
GSV Holding, LLC	(7)(12)	First Lien Revolver	S + 4.25%	8.57%	10/18/2030	217	(1)	(1)	—
Health Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	4/27/2029	3,302	645	645	0.10
Home Service Topco IV, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.89%	12/31/2027	199	199	198	0.03
Innovetive Petcare, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	6/30/2028	5,447	5,447	5,379	0.84
Innovetive Petcare, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/30/2028	1,516	1,516	1,498	0.23
Innovetive Petcare, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/30/2028	6,268	4,379	4,313	0.67

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Intel 471 INC.	(12)	First Lien Term Loan	S + 5.25%	9.54%	9/27/2028	$200	$200	$200	0.03%
Learning Care Group (US) No. 2 Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.29%	8/11/2028	997	996	992	0.16
Quick Quack Car Wash Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2031	199	199	199	0.03
Seahawk Bidco, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	9.04%	12/19/2031	5,818	5,799	5,804	0.91
Seahawk Bidco, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/19/2031	1,818	314	314	0.05
Seahawk Bidco, LLC	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	12/19/2030	545	(2)	(1)	—
Taymax Group Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.42%	7/31/2026	199	199	199	0.03
Trackforce Acquireco, Inc.	(13)	First Lien Term Loan	S + 5.75%	10.04%	6/23/2028	200	200	200	0.03
US Fitness Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.79%	9/4/2031	8,800	8,760	8,756	1.37
US Fitness Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	9/4/2031	2,206	(10)	(11)	—
US Fitness Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	9/4/2030	172	(1)	(1)	—
Vertex Service Partners, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	10.29%	11/8/2030	199	199	199	0.03
Vertex Service Partners, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	11/8/2030	250	48	48	0.01
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.17%	12/1/2027	1,861	1,853	1,856	0.29
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.67%	12/1/2027	3,212	400	394	0.06
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	558	556	557	0.09
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	1,685	1,677	1,681	0.26
VPP Intermediate Holdings, LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	2,636	2,625	2,630	0.41
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.57%	12/1/2027	229	(1)	(1)	—
							76,193	76,080	11.90
Diversified Telecommunication Services
Guardian US Holdco LLC	(5)(8)(14)	First Lien Term Loan	S + 3.50%	7.79%	1/31/2030	2,239	2,247	2,209	0.35
Virgin Media Bristol LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.18%	7.47%	3/31/2031	2,000	1,988	1,928	0.30
							4,235	4,137	0.65
Electrical Equipment
Infinite Bidco LLC	(8)(12)	First Lien Term Loan	S + 6.25%	10.54%	3/2/2028	99	99	99	0.02
Power Grid Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/2/2030	8,957	8,957	8,957	1.40
Power Grid Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/2/2030	890	—	—	—
TPC Engineering Holdings, Inc.	(8)(15)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	555	551	550	0.09
TPC Engineering Holdings, Inc.	(8)(15)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	4,026	3,992	3,986	0.62
TPC Engineering Holdings, Inc.	(8)(15)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	1,945	1,929	1,926	0.30
TPC Engineering Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	9.92%	2/16/2027	441	346	346	0.05
							15,874	15,864	2.48

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	7/23/2029	$3,879	$3,844	$3,860	0.60%
Dwyer Instruments, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/23/2029	505	(2)	(3)	—
Dwyer Instruments, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	7/23/2029	706	34	37	0.01
Excelitas Technologies Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	8/12/2029	2,522	(12)	—	—
Phoenix 1 Buyer Corporation	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/20/2030	5,828	5,828	5,828	0.91
Phoenix 1 Buyer Corporation	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	11/20/2029	1,142	—	—	—
Wildcat Topco, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	11/17/2031	1,510	1,503	1,506	0.24
Wildcat Topco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	11/17/2031	270	(1)	(1)	—
Wildcat Topco, Inc.	(7)(13)	First Lien Revolver	S + 4.00%	8.29%	11/17/2031	270	(1)	(1)	—
							11,193	11,226	1.76
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	8/27/2031	6,103	6,077	6,072	0.95
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/27/2031	1,530	(7)	(8)	—
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	8/27/2031	1,020	526	525	0.08
DMC Holdco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	7/13/2029	199	197	196	0.03
Integrated Power Services Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.93%	11/22/2028	5,469	5,464	5,458	0.85
Integrated Power Services Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/22/2028	7,018	(16)	(15)	—
Phillips & Temro Industries Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	3/12/2027	197	197	197	0.03
							12,438	12,425	1.94
Financial Services
1364720 B.C. LTD.	(6)(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/9/2028	199	144	138	0.02
Ascensus Group Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	8/2/2028	626	626	623	0.10
Cerity Partners Equity Holding LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/28/2029	5,000	(24)	—	—
Cerity Partners Equity Holding LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/28/2029	1,313	1,311	1,313	0.21
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/28/2029	10,128	7,202	7,224	1.13
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	7/28/2028	543	312	314	0.05
CFGI Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	11/2/2027	6,693	6,646	6,646	1.04
CFGI Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	11/2/2027	270	(2)	(2)	—
Cherry Bekaert Advisory LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	6/30/2028	199	199	199	0.03
Citrin Cooperman Advisors, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	10/1/2027	577	577	577	0.09
Contractual Buyer, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	10.29%	10/10/2030	199	199	199	0.03
Focus Financial Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	9/15/2031	5,081	5,068	5,038	0.79
Foreside Financial Group, LLC	(12)	First Lien Term Loan	S + 5.25%	9.69%	9/30/2027	567	567	567	0.09
Foreside Financial Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	9/30/2027	11,650	—	—	—
Heights Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.14%	8/25/2028	5,335	5,335	5,335	0.84
Heights Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.14%	8/25/2028	874	—	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(7)(15)	First Lien Revolver	S + 5.75%	10.14%	8/25/2028	$764	$142	$142	0.02%
Kriv Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/6/2029	199	198	199	0.03
Kriv Acquisition Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.50%	10.82%	7/6/2029	1,338	(6)	—	—
Minotaur Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	6/3/2030	8,684	8,604	8,605	1.35
Minotaur Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2030	1,455	(14)	(13)	—
Minotaur Acquisition, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2030	1,440	1,427	1,427	0.22
Minotaur Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	6/3/2030	873	(8)	(8)	—
Neon Maple Purchaser Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	7.32%	11/15/2031	5,000	5,021	4,974	0.78
Pathstone Family Office LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	152	151	151	0.02
Pathstone Family Office LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	3,639	3,623	3,611	0.56
Pathstone Family Office LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.42%	5/15/2029	1,454	(10)	(11)	—
Pathstone Family Office LLC	(7)(15)	First Lien Revolver	S + 5.00%	9.42%	5/15/2028	374	(2)	(3)	—
Petrus Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.37%	10/17/2029	199	199	199	0.03
Project Accelerate Parent LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	2/22/2031	100	—	—	—
Ryan, LLC	(7)(15)	First Lien Revolver	S + 4.50%	8.82%	11/14/2028	100	(1)	—	—
The Chartis Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/17/2031	1,263	1,257	1,256	0.20
The Chartis Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/17/2031	388	(2)	(2)	—
The Chartis Group, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	9/17/2031	194	(1)	(1)	—
Wealth Enhancement Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	199	198	199	0.03
Wealth Enhancement Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	10/2/2028	9,677	(12)	—	—
Wealth Enhancement Group, LLC	(7)(15)	First Lien Revolver	S + 5.00%	9.32%	10/2/2028	323	—	—	—
							48,924	48,896	7.66
Food Products
BCPE North Star US Holdco 2, Inc.	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	6/10/2026	100	11	13	—
Chg Ppc Parent LLC	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	12/8/2026	100	(2)	(1)	—
Fiesta Purchaser, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	2/12/2031	3,236	3,247	3,217	0.50
Primary Products Finance LLC	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.54%	4/1/2029	4,032	4,050	4,012	0.63
RB Holdings Interco, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	5/4/2028	199	195	199	0.03
Sigma Holdco B.V.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	8.17%	1/3/2028	4,097	4,107	4,082	0.64
Sugar Ppc Buyer LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2030	6,800	(30)	—	—
WPP Bullet Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/7/2030	5,156	5,144	5,117	0.80
WPP Bullet Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	12/7/2029	83	(1)	(1)	—
							16,721	16,638	2.60
Ground Transportation
AMS Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.43%	10/25/2028	199	196	193	0.03
							196	193	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology
Acentra Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.79%	12/17/2029	$76	$76	$76	0.01%
Acentra Holdings, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/17/2029	220	—	—	—
Athenahealth Group Inc.	(7)(15)	First Lien Revolver	S + 3.50%	7.82%	2/15/2027	100	—	—	—
Bracket Intermediate Holding Corp.	(7)(15)	First Lien Revolver	S + 5.00%	9.32%	2/7/2028	100	—	—	—
Caerus US 1 Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	5/25/2029	199	196	199	0.03
Continental Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	4/2/2031	6,754	6,754	6,738	1.05
Continental Buyer, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/2/2031	1,818	(2)	(4)	—
Continental Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	4/2/2031	1,398	(2)	(3)	—
Cotiviti, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	3/28/2032	4,936	4,887	4,831	0.76
DeLorean Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/16/2031	4,356	4,326	4,324	0.68
DeLorean Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/16/2031	653	(5)	(5)	—
Empower Payments Investor, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	3/12/2031	2,139	2,139	2,139	0.33
Empower Payments Investor, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	3/12/2031	306	—	—	—
Empower Payments Investor, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	3/12/2030	163	—	—	—
Ensemble RCM, LLC	(7)(15)	First Lien Revolver	S + 3.00%	7.32%	6/27/2028	100	—	—	—
F&M Buyer LLC	(8)(15)	First Lien Term Loan	S + 4.75%	9.04%	3/18/2032	3,582	3,564	3,564	0.56
F&M Buyer LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/18/2032	1,194	(3)	(6)	—
F&M Buyer LLC	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	3/18/2032	522	(3)	(3)	—
Goldeneye Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	3/31/2032	12,049	12,019	12,018	1.88
Goldeneye Parent, LLC	(7)(15)	First Lien Revolver	S + 5.00%	9.29%	3/31/2032	1,744	(4)	(4)	—
HT Intermediary III, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	11/12/2030	6,284	6,258	6,221	0.97
HT Intermediary III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/12/2030	1,527	(4)	(15)	—
HT Intermediary III, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	11/12/2030	573	55	52	0.01
IMO Investor Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.19%	5/11/2029	3,227	3,227	3,227	0.51
IMO Investor Holdings, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	5/11/2029	387	387	387	0.06
IMO Investor Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.19%	5/11/2028	370	—	—	—
Invictus Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	6/3/2031	7,799	7,799	7,799	1.22
Invictus Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2031	3,266	—	—	—
Invictus Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	6/3/2031	1,210	—	—	—
Net Health Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	7/5/2031	7,569	7,537	7,569	1.19
Net Health Acquisition Corp.	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	7/3/2031	973	93	97	0.02
SDS Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.89%	9/30/2027	199	199	199	0.03
Unlimited Technology Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	3/12/2032	5,600	5,586	5,586	0.87
Unlimited Technology Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	3/12/2032	747	(2)	(2)	—
Zelis Cost Management Buyer, Inc.	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	1/17/2029	100	—	—	—
							65,077	64,984	10.18

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.92%	1/31/2028	$200	$200	$200	0.03%
Aspen Medical Products, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2028	1,418	1,417	1,414	0.22
Aspen Medical Products, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2028	425	425	424	0.07
Belmont Instrument, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	8/19/2028	199	199	197	0.03
Blades Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.39%	3/28/2028	199	199	199	0.03
Cadence, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	5/21/2026	199	199	196	0.03
CDL Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/7/2027	199	199	198	0.03
CPC/Cirtec Holdings, Inc	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	1/30/2029	1,661	1,654	1,661	0.26
CPC/Cirtec Holdings, Inc	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	10/31/2028	558	(2)	—	—
Resonetics, LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	6/18/2029	100	(1)	—	—
TIDI Legacy Products, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.57%	12/19/2029	199	199	199	0.03
							4,688	4,688	0.73
Healthcare Providers and Services
123Dentist Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	8/10/2029	10,121	3,035	2,992	0.47
AB Centers Acquisition Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	7/2/2031	2,484	2,469	2,467	0.39
AB Centers Acquisition Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/2/2031	452	134	135	0.02
AB Centers Acquisition Corporation	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	7/2/2031	226	(2)	(2)	—
ACI Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 2.75%	10.42% (Incl. 3.25% PIK)	8/2/2028	202	201	196	0.03
Arrow Management Acquisition, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	10/14/2027	6,965	6,890	6,890	1.08
Cardiology Management Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.25%	10.54%	1/31/2029	199	199	198	0.03
Community Medical Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	9.09%	12/15/2028	99	97	99	0.02
Crown Laundry, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.68%	3/8/2027	2,859	2,859	2,833	0.44
Crown Laundry, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.68%	3/8/2027	520	520	515	0.08
Crown Laundry, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.68%	3/8/2027	601	601	595	0.09
CVR Management, LLC	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	1/4/2027	199	199	199	0.03
DCA Investment Holding LLC	(8)(13)	First Lien Term Loan	S + 6.41%	10.69%	4/3/2028	199	196	195	0.03
Docs, MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.17%	6/1/2028	99	99	99	0.02
ENT MSO, LLC	(8)(12)	First Lien Term Loan	S + 6.50%	10.89%	12/31/2025	199	199	199	0.03
Eyesouth Eye Care Holdco, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	10/5/2029	2,128	2,128	2,107	0.33
Eyesouth Eye Care Holdco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	10/5/2029	4,300	44	1	—
Golden State Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.17%	6/22/2026	199	199	199	0.03
ImageFirst Holdings, LLC	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	3/12/2030	2,800	—	4	—
IvyRehab Intermediate II, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.39%	4/23/2029	199	199	199	0.03
JKC Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	2/13/2032	378	376	376	0.06
JKC Parent, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/13/2032	131	—	(1)	—
JKC Parent, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	2/13/2032	87	—	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
NJEYE LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.19%	6/13/2025	$177	$177	$177	0.03%
OB Hospitalist Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.67%	9/27/2027	199	199	199	0.03
OIS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/16/2028	3,822	3,753	3,755	0.59
OIS Management Services, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/16/2028	3,143	3,086	3,088	0.48
ONS MSO, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	7/8/2026	221	106	107	0.02
ONS MSO, LLC	(7)(15)	First Lien Revolver	P + 5.25%	12.75%	7/8/2026	24	17	17	—
Onsite Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.25%	10.64%	12/28/2027	338	337	338	0.05
Onsite Holdings, LLC	(7)(12)	First Lien Revolver	S + 6.25%	10.64%	12/28/2025	93	47	47	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.67%	5/2/2029	199	199	199	0.03
Phantom Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/19/2031	2,981	2,976	2,981	0.47
Phantom Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	9/19/2031	382	(1)	—	—
Phynet Dermatology LLC	(8)(12)	First Lien Term Loan	S + 6.50%	10.79%	10/20/2029	199	199	198	0.03
Premise Health Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.50%	9.79%	3/3/2031	6,072	6,072	6,072	0.95
Premise Health Holding Corp.	(7)(15)	First Lien Revolver	S + 5.50%	9.79%	3/1/2030	712	—	—	—
Raven Acquisition Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	11/19/2031	4,667	4,668	4,616	0.72
Raven Acquisition Holdings, LLC	(5)(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 3.25%	7.57%	11/19/2031	333	—	(4)	—
RxSense Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.39%	3/13/2026	199	199	199	0.03
SM Wellness Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	9.05%	4/17/2028	199	199	199	0.03
Smile Doctors LLC	(8)(13)	First Lien Term Loan	S + 5.90%	10.29%	12/23/2028	99	99	99	0.02
Soleo Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	2/2/2032	4,961	4,950	4,949	0.77
Soleo Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/2/2032	704	(1)	(3)	—
Soleo Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	2/2/2032	704	(2)	(2)	—
Specialized Dental Holdings II, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	11/1/2027	199	199	199	0.03
SpecialtyCare, Inc.	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	6/18/2028	100	95	99	0.02
STCH Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.64%	10/30/2026	2,293	2,284	2,287	0.36
STCH Acquisition Inc.	(7)(12)	First Lien Revolver	S + 6.25%	10.54%	10/30/2026	196	(1)	—	—
TurningPoint Healthcare Solutions, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.17%	7/14/2027	199	198	199	0.03
United Digestive MSO Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	3/30/2029	199	199	199	0.03
Urology Management Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.94%	6/15/2027	199	197	198	0.03
USHV Management, LLC	(8)(12)	First Lien Term Loan	S + 6.38%	10.76%	12/23/2027	99	98	98	0.02
Vital Care Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	7/30/2031	5,289	5,267	5,265	0.82
Vital Care Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	7/30/2031	696	(3)	(3)	—
WCG Intermediate Corp.	(5)(8)(12)	First Lien Term Loan	S + 3.00%	7.32%	2/25/2032	2,044	2,034	2,028	0.32
							58,488	58,295	9.13

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	8/19/2027	$199	$198	$199	0.03%
Movati Athletic (Group) Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.75%	7.82%	5/29/2030	CAD 7,514	5,381	5,183	0.81
Movati Athletic (Group) Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	C + 5.25%	8.00%	5/29/2030	CAD 918	(7)	(5)	—
Southpaw Ap Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	3/2/2028	2,791	2,780	2,791	0.44
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	3/2/2028	628	482	485	0.08
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	3/2/2028	252	(1)	—	—
Ungerboeck Systems International, LLC	(12)	First Lien Term Loan	S + 5.75%	10.07%	4/30/2027	199	199	199	0.03
							9,032	8,852	1.39
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	10/1/2027	200	200	197	0.03
							200	197	0.03
Household Products
TPC US Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.19%	11/22/2025	199	199	199	0.03
Wu Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/26/2027	922	920	920	0.14
Wu Holdco, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/26/2027	3,514	3,501	3,505	0.55
Wu Holdco, Inc.	(7)(15)	First Lien Revolver	S + 5.00%	9.29%	3/26/2027	362	221	221	0.03
							4,841	4,845	0.75
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.54%	3/31/2028	2,992	3,001	2,974	0.46
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	8,161	8,147	8,144	1.28
Harvey Tool Company, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	10/26/2027	3,213	(7)	(7)	—
Harvey Tool Company, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	10/26/2027	964	(2)	(2)	—
Indicor, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	7.04%	11/22/2029	3,990	4,004	3,975	0.62
							15,143	15,084	2.36
Insurance
Accession Risk Management, Inc	(13)	First Lien Term Loan	S + 4.75%	9.37%	11/1/2029	461	461	461	0.07
Accession Risk Management, Inc	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/1/2029	1,327	52	58	0.01
Accession Risk Management, Inc	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	11/1/2029	231	(1)	—	—
Alera Group, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2028	199	197	199	0.03
Allied Benefit Systems Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	10/31/2030	3,363	3,363	3,363	0.53
Allied Benefit Systems Intermediate LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	10/31/2030	632	632	632	0.10
AMBA Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.64%	7/30/2027	2,895	2,877	2,877	0.45
AMBA Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	7/30/2027	862	857	857	0.13
AMBA Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	7/30/2027	223	(1)	(1)	—
Amerilife Holdings LLC	(8)(15)	First Lien Term Loan	S + 5.00%	9.19%	8/31/2029	3,325	3,317	3,317	0.52
Amerilife Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	8/31/2029	13,372	5,912	5,906	0.92
Amerilife Holdings LLC	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	8/31/2028	556	(1)	(1)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
AQ Sunshine, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	7/24/2031	$199	$198	$199	0.03%
Ardonagh Midco 3 Limited	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	2/17/2031	5,000	5,000	4,944	0.77
Asurion, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.68%	12/23/2026	3,821	3,824	3,818	0.60
Beyond Risk Parent Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	10/8/2027	6,371	514	528	0.08
Foundation Risk Partners, Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.00%	8.32%	10/29/2030	4,294	(11)	(21)	—
Galway Borrower LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/29/2028	199	197	197	0.03
Imagine 360 LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	9/30/2028	1,396	1,390	1,389	0.22
Imagine 360 LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	9/30/2028	767	(3)	(4)	—
Imagine 360 LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	9/30/2028	327	(3)	(2)	—
Integrity Marketing Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	8/25/2028	7,641	7,613	7,565	1.18
Mclarens Midco Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	12/19/2025	663	71	71	0.01
Oakbridge Insurance Agency LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.07%	11/1/2029	199	199	199	0.03
Pareto Health Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.19%	5/31/2030	2,745	2,734	2,732	0.43
Pareto Health Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.00%	8.19%	6/1/2030	653	(2)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.44%	10/16/2028	5,028	5,006	5,028	0.79
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	10/16/2028	1,405	1,399	1,405	0.22
Patriot Growth Insurance Services, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.94%	10/16/2028	534	265	267	0.04
Riser Interco LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/31/2029	11,553	9,701	9,818	1.54
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.19%	12/31/2031	6,769	6,736	6,737	1.05
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	12/31/2031	1,805	284	280	0.04
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.19%	12/31/2031	903	(5)	(4)	—
THG Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	10/31/2031	2,961	2,961	2,946	0.46
THG Acquisition, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	10/31/2031	660	12	8	—
THG Acquisition, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	10/31/2031	330	15	13	—
World Insurance Associates, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/3/2030	4,083	4,082	4,073	0.64
World Insurance Associates, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/3/2030	2,859	(3)	(7)	—
World Insurance Associates, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.29%	4/3/2030	209	(1)	(1)	—
							69,838	69,843	10.92
IT Services
BigTime Software, Inc.	(15)	First Lien Term Loan	S + 6.50%	10.79%	6/30/2028	200	200	200	0.03
Cardinal Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.94%	11/12/2027	199	186	194	0.03
DCert Buyer, Inc.	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	10/16/2026	100	—	(1)	—
DT1 Midco Corp	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	12/30/2031	5,735	5,709	5,706	0.89
DT1 Midco Corp	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/30/2031	2,005	(5)	(10)	—
DT1 Midco Corp	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	12/30/2030	802	(4)	(4)	—
Govdelivery Holdings, LLC	(8)(13)	First Lien Term Loan	S + 3.50%	10.03% (Incl. 2.25% PIK)	1/17/2031	200	199	200	0.03
Marco Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.57%	11/24/2026	200	200	200	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Medallia, Inc.	(8)(13)	First Lien Term Loan	S + 2.50%	10.78% (Incl. 4.00% PIK)	10/29/2028	$102	$99	$100	0.02%
Noble Midco 3 Limited	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/10/2031	5,056	5,056	5,035	0.79
Noble Midco 3 Limited	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/11/2031	824	—	(3)	—
Noble Midco 3 Limited	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	6/10/2030	1,120	84	80	0.01
Oeconnection LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	4/22/2031	4,407	4,407	4,396	0.69
Oeconnection LLC	(3)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	4/22/2031	—	—	—	—
Oeconnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	4/22/2031	2,907	760	762	0.12
Oeconnection LLC	(7)(13)	First Lien Revolver	S + 4.00%	8.32%	4/22/2031	482	—	(1)	—
Passageways, Inc.	(12)	First Lien Term Loan	S + 5.00%	9.44%	7/21/2027	200	200	200	0.03
PDI TA Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	2/3/2031	207	207	207	0.03
Ridge Trail US Bidco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/30/2031	8,664	8,609	8,599	1.35
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	9/30/2031	2,995	(22)	(22)	—
Ridge Trail US Bidco, Inc.	(7)(15)	First Lien Revolver	S + 4.50%	8.79%	3/31/2031	998	264	262	0.04
Safety Borrower Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.68%	9/1/2027	3,483	3,483	3,466	0.54
Safety Borrower Holdings LLC	(7)(15)	First Lien Revolver	S + 5.75%	10.30%	9/1/2027	499	125	122	0.02
Saturn Borrower Inc	(8)(12)	First Lien Term Loan	S + 6.00%	10.29%	11/10/2028	3,910	3,884	3,883	0.61
Saturn Borrower Inc	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	11/10/2028	1,422	(5)	(10)	—
Saturn Borrower Inc	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	11/10/2028	640	(5)	(5)	—
Spirit RR Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.14%	9/13/2028	3,244	3,238	3,219	0.50
Spirit RR Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.14%	9/13/2028	466	231	228	0.04
Spirit RR Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	9/13/2028	272	(1)	(2)	—
Storable, Inc.	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	4/16/2029	100	—	(1)	—
Trunk Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.44%	2/19/2030	199	199	199	0.03
Trunk Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.47%	2/19/2030	1,809	1,804	1,809	0.28
Trunk Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	2/19/2030	1,844	516	523	0.08
VS Buyer, LLC	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	4/12/2029	100	—	—	—
Welocalize, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	6/23/2026	199	199	199	0.03
							39,817	39,730	6.22
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.94%	12/12/2029	6,128	6,128	6,113	0.96
Kwol Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 6.25%	10.44%	12/12/2029	841	—	(2)	—
LSCS Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.79%	3/4/2032	1,500	1,492	1,499	0.23
Sotera Health Holdings, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	5/30/2031	1,890	1,900	1,889	0.30
							9,520	9,499	1.49

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	8.42%	3/25/2031	$1,990	$2,002	$1,915	0.30%
Clyde Industries Us Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/18/2026	180	180	180	0.03
Dynatect Group Holdings, Inc.	(8)(12)	First Lien Term Loan	P + 3.50%	11.00%	9/30/2026	199	199	199	0.03
Flow Control Solutions, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/30/2029	5,241	77	112	0.02
Flow Control Solutions, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	3/31/2029	936	101	107	0.02
Madison IAQ LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	3/29/2032	825	817	819	0.13
Merlin Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	12/14/2028	5,522	5,522	5,522	0.86
Merlin Buyer, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	12/14/2026	1,450	(14)	(11)	—
Process Equipment, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	9/6/2026	199	199	199	0.03
Process Insights Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.25%	10.54%	7/18/2029	199	199	190	0.03
Victory Buyer LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.18%	11/19/2026	100	50	52	0.01
							9,332	9,284	1.46
Media
Fitness International LLC	(8)(15)	First Lien Term Loan	S + 5.25%	9.57%	2/12/2029	10,853	10,851	11,007	1.72
Klick Inc.	(6)(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	3/31/2028	730	724	730	0.11
Learfield Communications, LLC	(3)(15)	First Lien Revolver	S + 3.00%	7.32%	12/31/2027	—	—	—	—
MH Sub I, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.25%	8.57%	12/31/2031	2,494	2,470	2,298	0.36
Planet US Buyer LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.29%	2/7/2031	2,394	2,400	2,391	0.37
Real Chemistry Intermediate 111, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.94%	6/12/2028	6,702	6,688	6,702	1.05
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	3/3/2030	1,995	1,993	1,962	0.31
Renaissance Holding Corp	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.32%	4/5/2030	1,990	1,991	1,956	0.31
W2O Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.94%	6/12/2028	1,600	1,594	1,600	0.25
W2O Holdings, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.94%	6/12/2028	687	681	687	0.11
W2O Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	8.94%	6/12/2028	132	39	40	0.01
							29,431	29,373	4.60
Oil, Gas and Consumable Fuels
Edpo, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	12/8/2027	6,883	6,883	6,883	1.08
Edpo, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	12/8/2026	81	22	22	—
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	2,649	2,644	2,643	0.41
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	928	926	926	0.14
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/24/2028	440	440	439	0.07
Valicor PPC Intermediate II LLC	(7)(12)	First Lien Revolver	S + 4.00%	8.32%	1/24/2028	710	423	423	0.07
							11,338	11,336	1.77
Personal Care Products
Apothecary Products, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.19%	7/27/2026	193	193	191	0.03
Swanson Health Products, Incorporated	(8)(12)	First Lien Term Loan	S + 6.25%	10.80%	6/30/2025	199	199	199	0.03
							392	390	0.06

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/30/2030	$3,023	$3,023	$3,008	0.47%
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	E + 5.25%	7.59%	9/30/2030	EUR 2,714	2,966	2,921	0.46
Bamboo US BidCo LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	9/30/2030	1,890	460	454	0.07
Bamboo US BidCo LLC	(7)(12)	First Lien Revolver	S + 6.75%	11.07%	9/30/2030	826	—	(4)	—
Bridges Consumer Healthcare Intermediate LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/20/2031	4,696	4,675	4,673	0.73
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/20/2031	2,235	1,783	1,777	0.28
Bridges Consumer Healthcare Intermediate LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/20/2031	2,000	(5)	(10)	—
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	12/20/2031	894	(4)	(4)	—
Exactcare Parent Inc	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	11/5/2029	199	199	199	0.03
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.79%	3/29/2032	8,139	8,109	8,109	1.27
Puma Buyer, LLC	(7)(15)	First Lien Revolver	S + 4.50%	8.79%	3/29/2032	1,313	(5)	(5)	—
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	4/4/2029	2,499	2,488	2,487	0.39
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.07%	4/4/2029	3,864	3,864	3,864	0.60
Tersera Therapeutics, LLC	(7)(12)	First Lien Revolver	S + 6.75%	11.07%	4/4/2029	116	—	—	—
TWL Holdings Corp	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	11/6/2026	200	200	200	0.03
							27,753	27,669	4.33
Professional Services
Analytic Partners, LP	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	4/4/2030	199	199	198	0.03
Analytic Partners, LP	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	4/4/2030	3,704	3,697	3,694	0.58
Analytic Partners, LP	(7)(15)	First Lien Revolver	S + 5.00%	9.29%	4/4/2030	502	(2)	(1)	—
Applied Technical Services, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.19%	12/29/2026	199	196	197	0.03
Aprio Advisory Group, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	8/1/2031	7,517	7,501	7,500	1.17
Aprio Advisory Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	3,273	2,974	2,973	0.47
Aprio Advisory Group, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	8/1/2031	1,638	1,012	1,012	0.16
AQ Carver Buyer, Inc.	(7)(15)	First Lien Revolver	S + 5.25%	9.57%	8/2/2028	100	—	—	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	11/18/2031	2,875	2,862	2,846	0.45
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/18/2031	1,458	234	223	0.03
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	11/18/2031	667	164	160	0.03
Clinical Education Alliance, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/21/2026	100	99	99	0.02
Crisis Prevention Institute, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	9.07%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/9/2028	2,846	2,846	2,812	0.44
Disa Holdings Corp.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/9/2028	554	554	548	0.09
Disa Holdings Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/11/2028	591	574	567	0.09
Foreigner Bidco Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	4/19/2028	200	200	200	0.03
Grant Thornton Advisors LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	6/2/2031	3,154	3,157	3,142	0.49
Grant Thornton Advisors LLC	(5)(6)(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 2.75%	7.07%	6/2/2031	189	—	(1)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
HSI Halo Acquisition Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/30/2031	$7,806	$7,789	$7,786	1.22%
HSI Halo Acquisition Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/28/2031	1,397	238	238	0.04
HSI Halo Acquisition Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/28/2030	932	(2)	(2)	—
IG Investments Holdings, LLC	(13)	First Lien Term Loan	S + 5.00%	9.29%	9/22/2028	2,602	2,602	2,589	0.41
IG Investments Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.00%	8.29%	9/22/2028	293	—	(1)	—
Iris Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	10/2/2030	199	196	198	0.03
KENE Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	2/8/2031	199	199	199	0.03
Keng Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	8/1/2029	199	196	199	0.03
Marina Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	7/1/2030	2,141	2,122	2,120	0.33
Marina Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 4.00%	8.29%	7/1/2030	307	40	40	0.01
MHE Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.44%	7/21/2027	200	200	200	0.03
OMNIA Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	7/25/2030	4,156	4,170	4,133	0.65
Propio LS, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.69%	7/17/2030	7,046	7,015	7,011	1.10
Propio LS, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.69%	7/17/2030	3,409	(16)	(17)	—
Propio LS, LLC	(7)(13)	First Lien Revolver	S + 6.00%	10.19%	7/17/2029	1,704	(8)	(9)	—
Rimkus Consulting Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	4/1/2031	8,939	8,939	8,939	1.40
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	4/1/2031	2,250	358	359	0.06
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	4/1/2030	1,201	—	—	—
Ruppert Landscape, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/1/2028	4,802	749	730	0.11
Ruppert Landscape, LLC	(7)(13)	First Lien Revolver	S + 5.75%	10.04%	12/1/2028	320	(3)	(4)	—
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.29%	7/31/2031	2,992	3,000	2,986	0.47
Skopima Consilio Parent LLC	(5)(8)(14)	First Lien Term Loan	S + 3.75%	8.07%	5/12/2028	4,162	4,167	4,137	0.65
Tempo Buyer Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	8/26/2028	199	199	199	0.03
TRC Companies LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.32%	12/8/2028	1,995	1,995	1,979	0.31
USRP Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	12/31/2029	8,655	8,618	8,655	1.36
USRP Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/31/2029	2,773	39	51	0.01
USRP Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	12/31/2029	900	(4)	—	—
Vaco Holdings, LLC	(7)(15)	First Lien Revolver	S + 5.00%	9.32%	1/21/2027	100	—	—	—
Vensure Employer Services, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.29%	9/27/2031	1,942	1,933	1,933	0.30
Vensure Employer Services, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/27/2031	440	8	9	—
YA Intermediate Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	10/1/2031	5,405	5,381	5,392	0.84
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/1/2031	2,257	234	234	0.04
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Revolver	S + 7.50%	11.82%	10/1/2031	1,084	49	51	0.01
							86,670	86,503	13.58
Real Estate Management and Development
Sako and Partners Lower Holdings LLC.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	9/15/2028	6,549	6,537	6,533	1.02
Sako and Partners Lower Holdings LLC.	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	9/15/2028	418	(1)	(1)	—
							6,536	6,532	1.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	12/22/2028	$3,866	$3,866	$3,866	0.61%
365 Retail Markets, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	1,748	1,748	1,748	0.27
365 Retail Markets, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	1,368	911	911	0.14
Adelaide Borrower, LLC	(13)	First Lien Term Loan	S + 6.25%	10.54%	5/8/2030	200	198	198	0.03
Alta Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	12/21/2027	199	198	199	0.03
Artifact Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.79%	7/25/2031	3,354	3,332	3,329	0.52
Artifact Bidco, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	7/25/2031	821	(6)	(6)	—
Artifact Bidco, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.79%	7/26/2030	399	(3)	(3)	—
Artifact Bidco, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.79%	7/26/2030	188	(1)	(1)	—
Banker's Toolbox, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	7/27/2027	199	198	199	0.03
Bluecat Networks (USA) Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	10.28% (Incl. 1.00% PIK)	8/8/2028	1,473	1,463	1,466	0.23
Boxer Parent Company Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.29%	7/30/2031	5,000	5,005	4,920	0.77
Camelot U.S. Acquisition LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	1/31/2031	4,260	4,271	4,208	0.66
Catalis Intermediate, Inc.	(8)(15)	First Lien Term Loan	S + 5.50%	9.94%	8/4/2027	99	98	98	0.02
Central Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.54%	7/6/2029	3,471	3,450	2,989	0.47
Cloud Software Group, Inc.	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	12/15/2028	100	—	—	—
Concord Global Acquisition, LLC,	(8)(15)	First Lien Term Loan	S + 4.75%	9.04%	12/29/2031	3,946	3,928	3,926	0.61
Concord Global Acquisition, LLC,	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/29/2031	1,715	(4)	(9)	—
Concord Global Acquisition, LLC,	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/29/2031	686	(3)	(3)	—
Digital.AI Software Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.29%	8/10/2028	99	99	99	0.02
DS Admiral Bidco, LLC	(7)(15)	First Lien Revolver	S + 4.00%	8.32%	6/26/2029	100	—	(4)	—
DT Intermediate Holdco, Inc.	(8)(13)	First Lien Term Loan	10.28% (Incl. 3.25% PIK)	10.28% (Incl. 3.25% PIK)	2/24/2028	3,299	3,285	3,282	0.51
DT Intermediate Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	2/24/2028	1,658	(7)	(8)	—
e-Discovery AcquireCo, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	8/29/2029	200	200	200	0.03
Eclipse Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.07%	9/8/2031	7,862	7,828	7,823	1.22
Eclipse Buyer, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	9/5/2031	1,333	(6)	(7)	—
Eclipse Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	9.07%	9/5/2031	676	(3)	(3)	—
Empyrean Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/26/2031	1,382	1,376	1,376	0.22
Empyrean Solutions, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/26/2031	553	(1)	(3)	—
Empyrean Solutions, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	11/26/2031	207	(1)	(1)	—
Enverus Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	12/24/2029	2,063	2,063	2,063	0.32
Enverus Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	12/22/2029	54	—	—	—
Enverus Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	12/22/2029	214	—	—	—
ESG Investments, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.94%	3/11/2028	199	199	199	0.03
Fourth Enterprises, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.82%	3/21/2031	10,773	10,719	10,719	1.68
Fourth Enterprises, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	3/21/2031	2,079	(10)	(10)	—
Fourth Enterprises, LLC	(7)(15)	First Lien Revolver	S + 4.50%	8.82%	3/21/2031	959	(5)	(5)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Genesys Cloud Services Holdings I, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.82%	1/30/2032	$1,638	$1,635	$1,623	0.25%
Governmentjobs.Com, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/2/2028	199	198	199	0.03
GS Acquisitionco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/25/2028	200	44	44	0.01
Higher Logic, LLC	(3)(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	1/10/2029	—	—	—	—
Higher Logic, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	1/10/2029	4,936	4,534	4,533	0.71
Hyphen Solutions, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	10/27/2026	199	199	199	0.03
Inhabitiq Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	1/12/2032	2,511	2,506	2,505	0.39
Inhabitiq Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	1/9/2032	697	(1)	(2)	—
Inhabitiq Inc.	(7)(15)	First Lien Revolver	S + 4.50%	8.82%	1/9/2032	436	(1)	(1)	—
Kaseya Inc.	(8)(15)	First Lien Term Loan	S + 3.25%	7.54%	3/20/2032	1,471	1,463	1,463	0.23
Kaseya Inc.	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	3/20/2030	761	(4)	(4)	—
Kipu Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.54%	1/27/2027	199	199	199	0.03
KPA Parent Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	3/12/2032	7,112	7,077	7,077	1.11
KPA Parent Holdings, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/12/2032	1,016	(3)	(5)	—
KPA Parent Holdings, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	9.07%	3/12/2032	711	(4)	(4)	—
Litera Bidco LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	5/1/2028	199	199	198	0.03
Mastery Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 5.25%	9.64%	9/7/2029	199	199	199	0.03
McAfee Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	3/1/2029	3,741	3,747	3,580	0.56
Monotype Imaging Holdings Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	2/28/2031	1,226	1,230	1,226	0.19
Monotype Imaging Holdings Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	2/28/2031	103	24	24	—
Monotype Imaging Holdings Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	2/28/2030	154	—	—	—
Montana Buyer Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	7/22/2029	2,657	2,652	2,657	0.42
Montana Buyer Inc.	(7)(15)	First Lien Revolver	P + 4.00%	11.50%	7/21/2028	307	52	53	0.01
MRI Software LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	2/10/2027	6,966	6,939	6,913	1.08
MRI Software LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/10/2027	1,293	392	388	0.06
MRI Software LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	2/10/2026	265	14	13	—
Nasuni Corporation	(8)(13)	First Lien Term Loan	S + 5.75%	10.04%	9/10/2030	6,250	6,207	6,206	0.97
Nasuni Corporation	(7)(13)	First Lien Revolver	S + 5.75%	10.04%	9/10/2030	1,302	(9)	(9)	—
Navex Topco, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	11/8/2030	5,177	5,177	5,177	0.81
Navex Topco, Inc.	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	11/7/2028	1,797	—	—	—
North Star Acquisitionco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	5/3/2029	4,374	4,365	4,374	0.68
North Star Acquisitionco, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	9.04%	5/3/2029	1,544	1,115	1,073	0.17
North Star Acquisitionco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/3/2029	275	263	264	0.04
North Star Acquisitionco, LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.04%	5/3/2029	780	233	235	0.04
Onit, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	1/27/2032	6,316	6,287	6,285	0.98
Onit, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 3.75%	8.07%	1/27/2032	2,786	(7)	(13)	—
Onit, Inc.	(7)(13)	First Lien Revolver	S + 3.75%	8.07%	1/27/2032	929	(5)	(4)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Pegasus Transtech Holding, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	$199	$199	$199	0.03%
Perforce Software, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.07%	3/21/2031	2,030	2,033	1,924	0.30
Prism Parent Co. Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	9/19/2028	5,552	5,452	5,482	0.86
Prism Parent Co. Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	9/19/2028	1,419	544	552	0.09
Proofpoint, Inc.	(6)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	8/31/2028	997	997	995	0.16
Routeware, Inc.	(12)	First Lien Term Loan	S + 5.25%	9.54%	9/18/2031	3,182	3,168	3,174	0.50
Routeware, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/18/2031	1,477	84	87	0.01
Routeware, Inc.	(7)(12)	First Lien Revolver	S + 8.00%	12.29%	9/18/2031	341	(2)	(1)	—
Spartan Bidco PTY LTD	(6)(8)(13)	First Lien Term Loan	S + 6.50%	10.94%	1/24/2028	4,640	4,616	4,612	0.72
Spartan Bidco PTY LTD	(6)(7)(13)	First Lien Revolver	S + 6.50%	10.79%	1/24/2028	588	199	200	0.03
Thunder Purchaser, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	6/30/2028	199	199	199	0.03
Trimech Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	4,086	4,063	4,066	0.64
Trimech Acquisition Corp.	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/10/2028	2,480	2,453	2,468	0.39
Trimech Acquisition Corp.	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	3/10/2028	1,550	234	240	0.04
Validity, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	5/30/2026	200	200	200	0.03
Vamos Bidco, Inc	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	1/30/2032	2,653	2,640	2,640	0.41
Vamos Bidco, Inc	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/30/2032	1,105	(3)	(5)	—
Vamos Bidco, Inc	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	1/30/2032	332	(2)	(2)	—
WatchGuard Technologies, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	7/2/2029	199	197	198	0.03
							138,572	137,648	21.55
Specialty Retail
SCW Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	3/17/2032	4,448	4,431	4,431	0.69
SCW Holdings III Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/17/2032	1,744	(3)	(6)	—
SCW Holdings III Corp.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	3/17/2031	872	(3)	(3)	—
Shock Doctor Intermediate, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	11/20/2029	199	199	199	0.03
							4,624	4,621	0.72
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	4/2/2029	199	199	195	0.03
Ubeo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	7/3/2028	199	199	199	0.03
Victors Purchaser, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2031	9,194	9,175	9,171	1.44
Victors Purchaser, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2031	2,193	468	470	0.07
Victors Purchaser, LLC	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	8/15/2031	1,254	(3)	(3)	—
							10,038	10,032	1.57
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.29%	1/17/2032	4,000	3,980	3,857	0.60
Team Acquisition Corporation	(7)(12)	First Lien Revolver	S + 5.50%	9.82%	11/21/2028	100	—	(1)	—
Varsity Brands, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.79%	8/26/2031	4,000	4,015	3,929	0.62
							7,995	7,785	1.22

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Trading Companies and Distributors
Graffiti Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.89%	8/10/2027	$199	$197	$191	0.03%
Kele Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	2/21/2028	199	199	198	0.03
Surfaceprep Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	2/4/2030	1,906	1,906	1,882	0.29
SurfacePrep Buyer, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	2/2/2030	3,039	(7)	(38)	(0.01)
Surfaceprep Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	2/4/2030	362	288	284	0.04
Surfaceprep Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	2/4/2030	362	45	41	0.01
							2,628	2,558	0.39
Transportation Infrastructure
Psc Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	4/3/2031	1,625	1,626	1,626	0.25
Psc Parent, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	4/3/2031	660	421	422	0.07
Psc Parent, Inc.	(7)(15)	First Lien Revolver	S + 5.25%	9.57%	4/3/2030	292	218	218	0.03
							2,265	2,266	0.35
Wireless Telecommunication Services
Alert Media, Inc.	(12)	First Lien Term Loan	S + 5.75%	11.04% (Incl. 6.75% PIK)	4/12/2027	431	431	429	0.07
Alert Media, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.29%	4/12/2027	109	—	(2)	—
CCI Buyer, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.00%	8.29%	12/17/2027	2,233	2,245	2,237	0.35
							2,676	2,664	0.42
Total Secured Debt Investments							1,095,604	1,092,248	171.00

Unsecured Debt Investments

Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25%	4/23/2031	747	739	728	0.11
							739	728	0.11
Total Unsecured Debt Investments							739	728	0.11

Equity Investments
Chemicals
Americhem, Inc.	(9)(15)	Common				2	245	244	0.04
							245	244	0.04
Containers and Packaging
TricorBraun Holdings, Inc.	(9)(15)	Preferred				5	4,850	4,850	0.76
							4,850	4,850	0.76

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Seahawk Bidco, LLC	(9)(15)	LP Units				$1	$1,301	$1,301	0.20%
							1,301	1,301	0.20
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(9)(15)	LP Units				52	52	59	0.01
							52	59	0.01
Health Care Technology
DeLorean Purchaser, Inc.	(9)(15)	Common				435	435	435	0.07
F&M Buyer LLC	(9)(15)	Common				365	365	365	0.06
Goldeneye Parent, LLC	(3)(9)(15)	Preferred				—	417	417	0.06
Unlimited Technology Holdings, LLC	(9)(15)	Common				552	552	552	0.09
							1,769	1,769	0.28
IT Services
DT1 Midco Corp	(9)(15)	Common				1,159	1,159	1,255	0.20
							1,159	1,255	0.20
Software
Concord Global Acquisition, LLC,	(9)(15)	LP Units				1	1,000	1,000	0.16
							1,000	1,000	0.16
Specialty Retail
SCW Holdings III Corp.	(9)(15)	LLC Units				1	500	500	0.08
							500	500	0.08
Total Equity Investments							10,876	10,978	1.73
Total Investments - non-controlled/non-affiliated							1,107,219	1,103,954	172.84%

Cash Equivalents
BlackRock Liquidity T-Fund - Institutional Shares	(11)						52,677	52,677	8.25
Total Cash Equivalents							52,677	52,677	8.25
Total Portfolio Investments and Cash Equivalents							1,159,896	1,156,631	181.09%
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate ("CDOR" or "C"), Sterling Overnight Index Average ("SONIA" or "SON"), Euro Interbank Offered Rate ("EURIBOR" or "E") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on March 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 5.21% of total assets as calculated in accordance with regulatory requirements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

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
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $10,978 or 1.72% of the Company’s net assets. The acquisition date of DeLorean Purchaser, Inc. was December 16, 2024. The acquisition date of Seahawk Bidco, LLC was December 19, 2024. The acquisition date of Wildcat Topco, Inc. was December 23, 2024. The acquisition date of Concord Global Acquisition, LLC was December 27, 2024. The acquisition date of DT1 Midco Corp was December 30, 2024. The acquisition date of Tricorbraun Holdings, Inc. was January 31, 2025. The acquisition date of Americhem, Inc. was February 28, 2025. The acquisition date of Unlimited Technology Holdings, LLC was March 12, 2025. The acquisition date of SCW Holdings III Corp. was March 17, 2025. The acquisition date of F&M Buyer LLC was March 18, 2025. The acquisition date of Goldeneye Parent, LLC was March 31, 2025.
10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC.
11.
Cash equivalents amounting to $52,677 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of March 31, 2025.
12.
Loan includes interest floor of 1.00%.
13.
Loan includes interest floor of 0.75%.
14.
Loan includes interest floor of 0.50%.
15.
Loan includes interest floor of 0.00%.

See accompanying notes to the consolidated financial statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
123Dentist Inc.	Delayed Draw Term Loan	8/10/2026	$4,011	$(18)
365 Retail Markets, LLC	Delayed Draw Term Loan	6/15/2025	458	—
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	2,970	(15)
AB Centers Acquisition Corporation	Revolver	7/2/2031	226	(2)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	315	(2)
Accession Risk Management, Inc	Revolver	11/1/2029	231	—
Accession Risk Management, Inc	Delayed Draw Term Loan	8/16/2026	1,269	—
Acentra Holdings, LLC	Delayed Draw Term Loan	3/20/2026	220	—
Alert Media, Inc.	Revolver	4/12/2027	109	(2)
AMBA Buyer, Inc.	Revolver	7/30/2027	223	(1)
American Residential Services LLC	Revolver	1/31/2030	597	(1)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(9)
Amerilife Holdings LLC	Revolver	8/31/2028	556	(1)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	7,434	(18)
Analytic Partners, LP	Revolver	4/4/2030	502	(1)
Anchor Packaging, LLC	Revolver	4/17/2029	100	—
Apex Service Partners, LLC	Revolver	10/24/2029	101	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	8/2/2026	292	(1)
Aprio Advisory Group, LLC	Revolver	8/1/2031	623	(1)
AQ Carver Buyer, Inc.	Revolver	8/2/2028	100	—
Arax MidCo, LLC	Delayed Draw Term Loan	10/14/2025	549	(6)
Arax MidCo, LLC	Revolver	4/11/2029	431	(5)
Artifact Bidco, Inc.	Revolver	7/26/2030	399	(3)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	(6)
Artifact Bidco, Inc.	Revolver	7/26/2030	188	(1)
Athenahealth Group Inc.	Revolver	2/16/2027	100	—
Ave Holdings III, Corp	Revolver	2/25/2028	514	(9)
AWP Group Holdings, Inc.	Revolver	12/23/2030	256	—
Bamboo US BidCo LLC	Revolver	10/1/2029	826	(4)
Bamboo US BidCo LLC	Delayed Draw Term Loan	11/20/2026	1,427	(7)
BC Group Holdings, Inc.	Delayed Draw Term Loan	12/21/2026	5,420	(41)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	85	(2)
Beyond Risk Parent Holdings, Inc.	Delayed Draw Term Loan	4/9/2026	5,843	—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	82	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	80	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	591	(4)
Blackhawk Industrial Distribution, Inc.	Delayed Draw Term Loan	5/13/2025	492	(3)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Bracket Intermediate Holding Corp.	Revolver	2/7/2028	$100	$—
BradyPlus Holdings, LLC	Delayed Draw Term Loan	11/1/2025	551	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	2,000	(10)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	447	(2)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	(4)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	500	(5)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	1,221	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/21/2027	5,000	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	229	—
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	6/7/2026	2,904	—
CFGI Holdings, LLC	Revolver	11/2/2027	270	(2)
CFs Brands, LLC	Revolver	10/2/2029	493	—
Chg Ppc Parent LLC	Revolver	12/8/2026	100	(1)
Cloud Software Group, Inc.	Revolver	12/15/2028	100	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	3/27/2032	34	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	522	—
Collision Sp Subco, LLC	Delayed Draw Term Loan	1/30/2026	254	3
Collision Sp Subco, LLC	Revolver	1/29/2030	271	3
Concord Global Acquisition, LLC,	Delayed Draw Term Loan	12/28/2026	1,715	(9)
Concord Global Acquisition, LLC,	Revolver	12/26/2031	686	(3)
Continental Buyer, Inc.	Delayed Draw Term Loan	8/15/2027	1,818	(4)
Continental Buyer, Inc.	Revolver	4/2/2031	1,398	(3)
CPC/Cirtec Holdings, Inc	Revolver	10/31/2028	558	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,530	(8)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	489	(2)
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	1,741	(8)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	1,671	(4)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(2)
CVR Management, LLC	Delayed Draw Term Loan	4/27/2026	5	—
DCert Buyer, Inc.	Revolver	10/16/2026	100	(1)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,169	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(5)
Disa Holdings Corp.	Delayed Draw Term Loan	3/1/2026	17	—
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(4)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,658	(8)
DT1 Midco Corp	Delayed Draw Term Loan	12/30/2026	2,005	(10)
DT1 Midco Corp	Revolver	12/30/2030	802	(4)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Dwyer Instruments, LLC	Revolver	7/20/2029	$665	$(3)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/21/2026	505	(3)
Eclipse Buyer, Inc.	Revolver	9/6/2031	676	(3)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	(7)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	2,470	(12)
Edgeco Buyer, Inc.	Revolver	6/1/2028	304	(2)
Edpo, LLC	Revolver	12/8/2026	59	—
Empower Payments Investor, LLC	Revolver	3/12/2030	163	—
Empower Payments Investor, LLC	Delayed Draw Term Loan	3/12/2026	306	—
Empyrean Solutions, LLC	Revolver	11/26/2031	207	(1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	(3)
Ensemble RCM, LLC	Revolver	6/27/2028	100	—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	64	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	54	—
Enverus Holdings, Inc.	Revolver	12/24/2029	214	—
Eos Fitness Opco Holdings, LLC	Revolver	1/5/2028	384	(1)
Eos Fitness Opco Holdings, LLC	Delayed Draw Term Loan	9/25/2026	381	(1)
Essential Services Holding Corporation	Revolver	6/17/2030	207	—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	395	(1)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,522	—
Eyesouth Eye Care Holdco, LLC	Delayed Draw Term Loan	4/1/2026	4,256	(43)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	(6)
F&M Buyer LLC	Revolver	3/18/2032	522	(3)
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	1,808	—
Flow Control Solutions, Inc.	Revolver	3/31/2029	829	—
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	5,129	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	11,650	—
Formulations Parent Corporation	Revolver	11/15/2029	100	1
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	4,294	(21)
Fourth Enterprises, LLC	Revolver	3/21/2031	959	(5)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(10)
FR Vision Holdings Inc	Revolver	1/22/2030	248	—
FR Vision Holdings Inc	Delayed Draw Term Loan	1/20/2026	572	—
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	(4)
Grant Thornton Advisors LLC	Delayed Draw Term Loan	6/2/2031	189	(1)
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	156	—
GSV Holding, LLC	Revolver	10/18/2030	217	(1)
Harvey Tool Company, LLC	Revolver	10/26/2027	964	(2)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	3,213	(7)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	$2,643	$(12)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	12/13/2025	328	—
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	240	—
Heights Buyer, LLC	Delayed Draw Term Loan	8/26/2025	874	—
Heights Buyer, LLC	Revolver	8/25/2028	622	—
Hercules Borrower LLC	Revolver	12/15/2026	459	—
Higher Logic, LLC	Revolver	1/10/2029	380	(2)
Highline Aftermarket Acquisition, LLC	Revolver	11/10/2028	100	—
HighTower Holding, LLC	Revolver	2/1/2030	79	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	3/12/2026	2,419	(30)
HSI Halo Acquisition Inc.	Delayed Draw Term Loan	6/28/2026	1,155	(3)
HSI Halo Acquisition Inc.	Revolver	6/28/2030	932	(2)
HT Intermediary III, Inc.	Revolver	11/12/2030	515	(5)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	1,527	(15)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	98	(1)
IG Investments Holdings, LLC	Revolver	9/22/2028	293	(1)
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	4
Imagine 360 LLC	Revolver	9/30/2028	327	(2)
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	(4)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	(2)
Inhabitiq Inc.	Revolver	1/12/2032	436	(1)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	11/19/2026	1,877	(23)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	7,018	(15)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	3,266	—
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
JHCC Holdings LLC	Revolver	9/9/2027	101	—
JKC Parent, Inc.	Delayed Draw Term Loan	2/16/2027	131	(1)
JKC Parent, Inc.	Revolver	2/13/2032	87	—
Kaseya Inc.	Revolver	3/20/2030	761	(4)
Kenco PPC Buyer LLC	Revolver	11/15/2029	305	(1)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	1,016	(5)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	(4)
Kriv Acquisition Inc.	Delayed Draw Term Loan	9/26/2026	1,338	—
Kwol Acquisition, Inc.	Revolver	12/12/2029	841	(2)
Lightbeam Bidco Inc	Revolver	5/4/2029	360	—
Lightbeam Bidco Inc	Delayed Draw Term Loan	5/7/2025	907	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	3,540	(18)
Lubricant Engineers	Revolver	9/1/2029	885	(4)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Marina Acquisition, Inc.	Revolver	7/1/2030	$264	$(3)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2025	592	—
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	—
Merlin Buyer, Inc.	Revolver	12/14/2026	1,450	(11)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2026	1,455	(13)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(8)
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Monotype Imaging Holdings Inc.	Delayed Draw Term Loan	2/28/2026	79	—
Montana Buyer Inc.	Revolver	7/22/2028	254	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	638	(5)
MRI Software LLC	Revolver	2/10/2027	251	(2)
MRI Software LLC	Delayed Draw Term Loan	8/27/2026	895	(7)
Nasuni Corporation	Revolver	9/10/2030	1,302	(9)
Navex Topco, Inc.	Revolver	11/9/2028	1,797	—
Nelipak Holding Company	Revolver	3/26/2031	928	(14)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	2,486	(37)
Net Health Acquisition Corp.	Revolver	7/3/2031	875	—
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(3)
Noble Midco 3 Limited	Revolver	12/11/2030	1,036	(4)
North Star Acquisitionco, LLC	Revolver	5/3/2029	545	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	11	—
Oeconnection LLC	Delayed Draw Term Loan	4/22/2026	2,138	(5)
Oeconnection LLC	Revolver	4/22/2031	482	(1)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	(13)
Onit, Inc.	Revolver	1/27/2032	929	(4)
ONS MSO, LLC	Revolver	7/8/2026	6	—
ONS MSO, LLC	Delayed Draw Term Loan	12/13/2025	113	—
Onsite Holdings, LLC	Revolver	12/28/2025	47	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	1,494	(11)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	820	(6)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	4,882	(35)
Packaging Coordinators Midco, Inc.	Revolver	1/22/2032	926	(7)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	653	(3)
Pathstone Family Office LLC	Revolver	5/15/2028	374	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	1,454	(11)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	267	—
Phantom Purchaser, Inc.	Revolver	9/19/2031	382	—
Phoenix 1 Buyer Corporation	Revolver	11/20/2029	1,142	—
Potters Industries LLC	Revolver	9/14/2027	83	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Power Grid Holdings, Inc.	Revolver	12/2/2030	$890	$—
Premise Health Holding Corp.	Revolver	3/1/2030	712	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2025	849	(11)
Proampac PG Borrower LLC	Revolver	6/16/2028	84	—
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	7/17/2029	1,704	(9)
Propio LS, LLC	Delayed Draw Term Loan	7/25/2026	3,409	(17)
Psc Parent, Inc.	Revolver	4/3/2030	74	—
Psc Parent, Inc.	Delayed Draw Term Loan	4/3/2025	238	—
Puma Buyer, LLC	Revolver	3/28/2032	1,313	(5)
Quality Automotive Services, LLC	Delayed Draw Term Loan	1/30/2027	1,320	(6)
Quality Automotive Services, LLC	Revolver	7/16/2027	257	(1)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2031	333	(4)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	12/1/2025	783	(8)
Resonetics, LLC	Revolver	6/18/2029	100	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,995	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	729	(5)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	1,201	—
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	1,891	—
Riser Interco LLC	Delayed Draw Term Loan	6/5/2026	1,747	—
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,386	(3)
Routeware, Inc.	Revolver	9/18/2031	341	(1)
Ruppert Landscape, LLC	Revolver	12/1/2028	320	(4)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	4,009	(52)
Ryan, LLC	Revolver	11/14/2028	100	—
Safety Borrower Holdings LLC	Revolver	9/1/2027	374	(2)
Sako and Partners Lower Holdings LLC.	Revolver	9/15/2028	418	(1)
Saturn Borrower Inc	Revolver	11/10/2028	640	(5)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	1,422	(10)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	1,744	(6)
SCW Holdings III Corp.	Revolver	3/17/2031	872	(3)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	1,500	(4)
Seahawk Bidco, LLC	Revolver	12/19/2030	545	(1)
Service Logic Acquisition, Inc.	Revolver	4/30/2027	100	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,516	(7)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	903	(4)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	704	(3)
Soleo Holdings, Inc.	Revolver	2/2/2032	704	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	$252	$—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	5/1/2026	144	—
Spartan Bidco PTY LTD	Revolver	1/24/2028	385	(2)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	272	(2)
Spirit RR Holdings, Inc.	Delayed Draw Term Loan	12/19/2025	235	(2)
St Athena Global LLC	Revolver	6/26/2029	394	(5)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	213	(3)
STCH Acquisition Inc.	Revolver	10/30/2026	196	—
Storable, Inc.	Revolver	4/16/2029	100	(1)
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	6,800	—
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	3,039	(38)
Surfaceprep Buyer, LLC	Delayed Draw Term Loan	2/2/2026	73	(1)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(4)
Team Acquisition Corporation	Revolver	11/21/2028	100	(1)
Tersera Therapeutics, LLC	Revolver	4/4/2029	116	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	388	(2)
The Chartis Group, LLC	Revolver	9/17/2031	194	(1)
The Hiller Companies, LLC	Revolver	6/20/2030	1,299	(6)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	1,538	(8)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3/8/2026	1,302	—
The Ultimus Group Midco, LLC	Revolver	3/7/2030	868	—
THG Acquisition, LLC	Revolver	10/31/2031	315	(2)
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	648	(3)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	90	(1)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	1,995	(20)
Trilon Group, LLC	Revolver	5/25/2029	1,212	(12)
Trimech Acquisition Corp.	Revolver	3/10/2028	1,302	(7)
Truck-Lite Co., LLC	Delayed Draw Term Loan	2/13/2026	63	—
Truck-Lite Co., LLC	Revolver	2/13/2030	164	—
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	1,321	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	2,206	(11)
US Fitness Holdings, LLC	Revolver	9/4/2030	172	(1)
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	2,721	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	—
Valet Waste Holdings, Inc.	Delayed Draw Term Loan	9/8/2025	7,213	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$285	$(1)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	(5)
Vamos Bidco, Inc	Revolver	1/30/2032	332	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	430	(2)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,220	(6)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	552	(3)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,718	(4)
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	(3)
Victory Buyer LLC	Revolver	11/19/2028	48	—
Vital Care Buyer, LLC	Revolver	7/30/2031	696	(3)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	2,802	(14)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	229	(1)
VS Buyer, LLC	Revolver	4/12/2029	100	—
W2O Holdings, Inc.	Revolver	6/12/2028	92	—
Walter Surface Technologies Inc.	Delayed Draw Term Loan	12/30/2025	373	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	9,677	—
Wildcat Topco, Inc.	Revolver	11/17/2031	270	(1)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	270	(1)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,859	(7)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	7/2/2026	395	(3)
WRE Holding Corp.	Revolver	7/2/2030	316	(2)
Wu Holdco, Inc.	Revolver	3/26/2027	140	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,030	(3)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	2,018	(5)
YLG Holdings, Inc.	Revolver	12/23/2030	1,214	(6)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	703	(4)
Zelis Cost Management Buyer, Inc.	Revolver	1/17/2029	100	—
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	1,613	(12)
Zinc Buyer Corporation	Revolver	7/24/2031	790	(6)
Zone Climate Services, Inc.	Revolver	3/9/2028	270	(3)
Zone Climate Services, Inc.	Delayed Draw Term Loan	11/22/2025	3,182	(24)
Total Unfunded Commitments			$322,277	$(1,243)

(1)
Foreign domiciled investments have been converted to U.S. Dollars based on prevailing rates at period-end.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)	First Lien Term Loan	S + 2.75%	0.00%	7.06%	10/31/2030	$1,675	$1,675	$1,686	0.26%
GSP Holdings, LLC	(6)(8)	First Lien Term Loan	S + 5.50%	1.00%	9.96%	11/6/2026	100	100	99	0.02
TransDigm Inc.	(5)(6)(8)	First Lien Term Loan	S + 2.75%	0.00%	7.06%	3/22/2030	1,895	1,905	1,903	0.30
								3,680	3,688	0.58
Air Freight and Logistics
Lightbeam Bidco Inc	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	5/4/2030	4,951	4,951	4,951	0.78
Lightbeam Bidco Inc	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	9.81%	5/6/2030	1,558	652	652	0.10
Lightbeam Bidco Inc	(7)	First Lien Revolver	S + 5.25%	0.00%	9.56%	5/4/2029	491	—	—	—
								5,603	5,603	0.88
Automobile Components
Collision Sp Subco, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.81%	1/29/2030	1,949	1,949	1,949	0.31
Collision Sp Subco, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	9.81%	1/29/2030	1,135	571	571	0.09
Collision Sp Subco, LLC	(7)	First Lien Revolver	S + 5.50%	0.00%	9.81%	1/29/2030	318	47	47	0.01
Enthusiast Auto Holdings, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.08%	12/19/2026	5,921	5,921	5,921	0.93
Enthusiast Auto Holdings, LLC	(7)	First Lien Revolver	S + 4.75%	1.00%	9.08%	12/19/2025	64	—	—	—
JHCC Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	9/9/2027	1,468	1,463	1,462	0.23
JHCC Holdings LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	9/9/2027	425	423	423	0.07
JHCC Holdings LLC	(7)	First Lien Revolver	P + 5.50%	0.00%	13.00%	9/9/2027	168	83	83	0.01
Majco LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.96%	12/4/2028	199	200	199	0.03
OAC Holdings I Corp	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.43%	3/30/2029	199	199	199	0.03
Power Stop, LLC	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.06%	1/26/2029	199	199	190	0.03
Quality Automotive Services, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	7/16/2027	4,694	4,671	4,670	0.73
Quality Automotive Services, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	7/16/2027	2,049	1,828	1,827	0.29
Quality Automotive Services, LLC	(7)	First Lien Revolver	S + 6.00%	1.00%	10.31%	7/16/2027	257	(1)	(1)	—
Truck-Lite Co., LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.06%	2/13/2031	1,612	1,612	1,612	0.25
Truck-Lite Co., LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.06%	2/13/2031	176	—	—	—
Truck-Lite Co., LLC	(7)	First Lien Revolver	S + 5.75%	0.75%	10.06%	2/13/2030	176	—	—	—
								19,165	19,152	3.01
Building Products
80/20, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	3/1/2027	200	199	200	0.03
MDC Interior Acquisition Inc	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	4/26/2030	291	290	290	0.05
MDC Interior Acquisition Inc	(7)	First Lien Revolver	S + 5.25%	0.00%	9.56%	4/26/2030	42	—	—	—
Surewerx Purchaser III Inc	(6)(8)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	12/28/2029	199	199	199	0.03
Walter Surface Technologies Inc.	(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	9.66%	3/31/2027	1,725	1,725	1,725	0.27
Walter Surface Technologies Inc.	(6)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	3/31/2027	588	214	214	0.03
								2,627	2,628	0.41

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
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $3,947 or 0.62% of the Company’s net assets. The acquisition date of DeLorean Purchaser, Inc. was December 16, 2024. The acquisition date of Seahawk Bidco, LLC was December 19, 2024. The acquisition date of Wildcat Topco, Inc. was December 23, 2024. The acquisition date of Concord Global Acquisition, LLC was December 27, 2024. The acquisition date of DT1 Midco Corp was December 30, 2024.
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

ANTARES PRIVATE CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Private Credit Fund (the “Company”) is a Delaware statutory trust formed on May 1, 2023 which commenced investment operations on November 5, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a non-exchange traded, perpetual-life BDC, whose common shares are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

While the Company’s investment strategy primarily focuses on companies in the U.S., the Company intends to also invest in companies in Canada, Europe and other locations outside the U.S, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies". The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds, which may be used primarily to maintain liquidity for the Company’s share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. The Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities subject to compliance with BDC requirements.

The Company is currently offering on a continuous basis up to $2.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). We expect to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of March 31, 2025. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. We may also engage in private offerings of its Common Shares.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 through 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company. Such costs are expensed as incurred. For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $24 and $142 in organization costs, respectively. This amount is included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period beginning on the commencement of operations date. For the three months ended March 31, 2025, the Company incurred $679 of offering costs and amortized $476 during the period.

As of March 31, 2025 and December 31, 2024, $1,146 and $943, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Investments

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available are typically valued using mid-market pricing (i.e., mid-point of average bid and ask prices). The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the "Board"), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

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

The Adviser has agreed to waive its management and incentive fees through the first six months following the effective date of the Company’s registration statement on Form N-2, which was declared effective on February 12, 2025.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the first business day of the applicable month. For the three months ended March 31, 2025, the Company incurred management fees of $1,965, and the Adviser elected to waive these fees resulting in zero management fees for the period. For the three months ended March 31, 2024, the Company had not commenced operations and did not accrue any management fees.

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

For the three months ended March 31, 2025, the Company incurred income based incentive fees of $2,269, and did not incur capital gains incentive fees during the period. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three months ended March 31, 2025, the Adviser agreed to waive $2,269 in total incentive fees, resulting in zero incentive fees payable. For the three months ended March 31, 2024, the Company had not commenced operations and did not accrue any incentive fees.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2025, the Company incurred administrative fees of $156. For the three months ended March 31, 2024, the Company had not commenced operations and did not accrue any administrative fees.

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

For the three months ended March 31, 2025, the Company paid the Adviser $2,409 in connection with the acquisition price of APCF Masterfund LLC. As of March 31, 2025, there are no outstanding balances in connection with the acquisition of APCF Masterfund LLC.

For the three months ended March 31, 2025 the Adviser paid the Company $2,195 in connection with the acquisition price of APCF Funding SPV LLC. As of March 31, 2025, there are no outstanding balances in connection with the acquisition of APCF Funding SPV LLC.

Distribution and Servicing Plan

The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I, Class S and Class D on an annualized basis as a percentage of NAV for such class. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority ("FINRA").

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	—
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of March 31, 2025, no Class S shares or Class D shares have been issued.

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company's net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company's net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in Portfolio Companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three months ended March 31, 2025 and March 31, 2024, the Company incurred organization and offering costs of $500 and $11, and the Adviser waived $500 and $11 in expenses pursuant to the Expense Support Agreement, resulting in $0 and $0 organization and offering costs on a net basis, respectively. For the three months ended March 31, 2025 and March 31, 2024, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,095,604	$1,092,248	98.94%	$845,082	$843,710	99.45%
Unsecured Debt	739	728	0.07	713	703	0.08
Equity Investments	10,876	10,978	0.99	3,947	3,947	0.47
Total Investments	$1,107,219	$1,103,954	100.00%	$849,742	$848,360	100.00%

As of March 31, 2025 and December 31, 2024 there were no portfolio companies with loans on non-accrual status.

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace and Defense	0.76%	0.43%
Air Freight and Logistics	1.01	0.66
Automobile Components	1.79	2.26
Building Products	0.24	0.31
Capital Markets	2.34	2.99
Chemicals	3.18	2.23
Commercial Services and Supplies	8.28	9.76
Construction & Engineering	1.17	0.84
Construction Materials	0.93	0.84
Containers and Packaging	5.29	3.17
Distributors	1.95	2.44
Diversified Consumer Services	7.07	8.78
Diversified Telecommunication Services	0.37	0.50
Electrical Equipment	1.44	1.53
Electronic Equipment, Instruments and Components	1.02	1.33
Energy Equipment and Services	1.13	1.35
Financial Services	4.43	4.39
Food Products	1.51	0.91
Ground Transportation	0.02	0.02
Health Care Technology	6.05	4.44
Healthcare Equipment and Supplies	0.42	0.56
Healthcare Providers and Services	5.28	5.54
Hotels, Restaurants and Leisure	0.80	1.04
Household Durables	0.02	0.02
Household Products	0.44	0.33
Industrial Conglomerates	1.37	0.96
Insurance	6.33	7.32
IT Services	3.70	4.23
Life Sciences Tools & Services	0.86	0.94
Machinery	0.84	0.99
Media	2.66	2.18
Oil, Gas and Consumable Fuels	1.03	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.51	1.77
Professional Services	7.84	9.40
Real Estate Management and Development	0.59	0.77
Software	12.56	11.14
Specialty Retail	0.46	0.02
Technology Hardware, Storage and Peripherals	0.91	1.15
Textiles, Apparel and Luxury Goods	0.70	0.25
Trading Companies and Distributors	0.23	0.30
Transportation Infrastructure	0.20	0.25
Wireless Telecommunication Services	0.24	0.31
	100.00%	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,088,082	$1,085,320	98.31%	169.93%
Canada	19,137	18,634	1.69	2.92
Total	$1,107,219	$1,103,954	100.00%	172.85%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

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

In addition to using the above inputs in investment valuations, the Adviser applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$140,631	$951,617	$1,092,248
Unsecured Debt	—	—	728	728
Equity Investments	—	—	10,978	10,978
Total Investments before Cash Equivalents	—	140,631	963,323	1,103,954
Money Market Fund	52,677	—	—	52,677
Total Investments including Cash Equivalents	$52,677	$140,631	$963,323	$1,156,631

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$45,651	$798,059	$843,710
Unsecured Debt	—	—	703	703
Equity Investments	—	—	3,947	3,947
Total Investments before Cash Equivalents	—	45,651	802,709	848,360
Money Market Fund	39,527	—	—	39,527
Total Investments including Cash Equivalents	$39,527	$45,651	$802,709	$887,887

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	179,140	25	6,928	186,093
Proceeds from principal repayments and sales of investments	(26,036)	—	—	(26,036)
Amortization of premium/accretion of discount, net	266	1	—	267
Net realized gain (loss) on investments	1	—	—	1
Net change in unrealized appreciation (depreciation) on investments	187	(1)	103	289
Fair value, end of period	$951,617	$728	$10,978	$963,323
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$(47)	$(1)	$103	$55

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$727,079	Market yield analysis	Market yield discount rates	6.62%	17.88%	9.07%
	25,710	Market quotation	Quote	91.17	101.42	100.07
	198,828	Recent transaction	Transaction price	94.75	101.00	99.58
Total Secured Debt	951,617

Unsecured Debt	728	Market yield analysis	Market yield discount rates	15.72%	15.72%	15.72%

Equity Investments	4,050	Comparable company analysis	EBITDA multiples	0.9x	18.5x	14.8x
	6,928	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	10,978
Total	$963,323

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$600,570	Market yield analysis	Market yield discount rates	6.35%	13.32%	9.27%
	32,556	Market quotation	Quote	95.30	100.94	100.13
	164,933	Recent transaction	Transaction price	91.70	100.00	99.44
Total Secured Debt	798,059

Unsecured Debt	703	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	3,947	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total	$802,709

(1)
As of March 31, 2025, included within the fair value of Level 3 assets of $963,323 is an amount of $231,466 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $802,709 is an amount of $201,436 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 240.02% and 678.49%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$456,149	$456,149	$543,851	$160,779
Total	$1,000,000	$456,149	$456,149	$543,851	$160,779

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$500,000	$110,194	$110,194	$389,806	$359,804
Total	$500,000	$110,194	$110,194	$389,806	$359,804

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of March 31, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

Loans under the Morgan Stanley Facility initially bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Applicable Margin”) for loans denominated in U.S. Dollars, (ii) EURIBOR plus the Applicable Margin for loans denominated in Euros, (iii) Daily Compounded Canadian Overnight Repo Rate Average plus the Applicable Margin for loans denominated in Canadian Dollars, and (iv) Daily Simple SONIA plus the Applicable Margin for loans denominated in Great British Pounds, (v) BBSW plus the Applicable Margin for loans denominated in Australian Dollars and (vi) TONA plus the Applicable Margin for loans denominated in Japanese Yen. The Applicable Margin equals the product of (i) 1.65% and (ii) the lesser of: (x) aggregate principal balance of all broadly-syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (“Percentage”) plus the product of (i) 1.90% and (ii) 100% minus Percentage, subject to a step-up of 2.00% following the occurrence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date.

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

On March 18, 2025, the Company entered into the First Amendment to Loan and Servicing Agreement (the “Amendment”), among the parties listed above. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the Morgan Stanley Facility from $500 million to $1 billion, as well as certain changes to the concentration limits.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	18,000	$12,524	$12,511	$13
Euro	5,000	5,203	5,408	(205)
Great British Pound	2,500	3,129	3,229	(100)
Total		$20,856	$21,148	$(292)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	18,000	$12,541	$12,514	$27
Euro	5,000	5,222	5,177	45
Great British Pound	2,000	2,520	2,503	17
Total		$20,283	$20,194	$89

Interest expense

The components of interest expense were as follows:

Three Months Ended March 31, 2025
Stated interest expense	$3,878
Facility unused fees	179
Amortization of deferred financing costs	201
Total interest expense	$4,258
Cash paid for interest expense	$3,060
Morgan Stanley Facility weighted average interest rate	6.12%
Morgan Stanley Facility average debt outstanding	$251,939

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs. For the three months ended March 31, 2024, no interest expense has been accrued.

As of March 31, 2025, $1,321 of interest expense and $37 of unused commitment fees were included in interest payable.

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

Unfunded commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $322,277 and $290,998, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.01 per share par value. On August 29, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Class I Shares of beneficial interest at $25.00 per share. On November 5, 2024, an affiliate of the Adviser sold 1,000 Class I Shares for an aggregate consideration at a price of $25.00 per Class I Share. As of March 31, 2025 and December 31, 2024, no Antares Parties own shares of the Company.

The Company is offering on a continuous basis up to $2 billion of common shares of beneficial interest at $0.01 per share par value. The Company expects to offer to sell a combination of three separate classes of common shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the Company’s primary offering will be equal to the Company’s NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	31,183	$783
Share transfers between classes	—	—
Distributions Reinvested	—	—
Net increase (decrease)	31,183	$783
CLASS S
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions Reinvested	—	—
Net increase (decrease)	—	$—
CLASS D
Subscriptions	—	$—
Share transfers between classes	—	—
Distributions Reinvested	—	—
Net increase (decrease)	—	$—
Total net increase (decrease)	31,183	$783

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

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable monthly in arrears. The following table presents distributions that were declared during the three months ended March 31, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.19	$0.02	$0.21	$5,261
February 28, 2025	March 31, 2025	0.17	0.02	0.19	4,896
March 31, 2025	April 30, 2025	0.19	0.02	0.21	5,426
Total		$0.55	$0.06	$0.61	$15,583

(1)
Rounded to two decimal places.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places. For three months ended March 31, 2025, the Company did not reinvest any distribution.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Per Share Data: (1) (2)
Net assets, beginning of period	$25.09
Net investment income	0.72
Net realized and change in unrealized appreciation (depreciation)	(0.09)
Net increase in net assets resulting from operations	0.63
Distributions declared	(0.61)
Issuance of shares	—
Total increase (decrease) in net assets	0.02
Net assets, end of period	$25.11
Common shares outstanding, end of period	25,436,857
Total return based on net asset value (3)	2.52%
Ratios: (4)
Expenses to average net assets gross of fee waivers	5.95%
Net expenses to average net assets net of fee waivers	3.22%
Net investment income to average net assets	10.90%
Portfolio turnover rate (5)	2.90%
Supplemental Data:
Net assets, end of period	$638,688
Asset coverage ratio (6)	240.02%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(3)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(4)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(5)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(6)
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

Note 11. Subsequent Events

Subscriptions

On April 1, 2025, the Company sold and issued 283,767 Class I shares for an aggregate consideration of approximately $7.1 million at a price of $25.11 per share.

The Company received $4.0 million of net proceeds relating to the issuance of Class I shares for subscriptions effective May 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share/per share data, percentages and as otherwise noted)

Overview

We are a newly organized, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of November 5, 2024. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a non-traded, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company acquires Portfolio Loans that have been sourced and underwritten (i.e. evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the “Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We may use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

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

Portfolio and Investment Activity

As of March 31, 2025, we had investments in 405 portfolio companies across 43 industries. Based on fair value as of March 31, 2025, approximately 99.93% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. SOFR), which primarily are subject to interest rate floors. As of March 31, 2025, our weighted average total yield of debt securities at amortized cost was 9.06%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2025.

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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three months ended March 31, 2025
Total investments, beginning of period	$849,742
New investments purchased (including PIK)	285,514
Net accretion of discount on investments	267
Net realized gain (loss) on investments	1
Investments sold or repaid	(28,305)
Total investments, end of period	$1,107,219

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.30%	9.33%
Weighted average yield on debt and income producing investments, at fair value (1)	9.30%	9.33%
Number of portfolio companies	405	368
Median LTM EBITDA (2)(3)	$86.5M	$85.1M
Weighted average net senior leverage (2)(4)	5.1x	5.0x
Weighted average loan-to-value (“LTV”) (2)(5)	34%	33%
Percentage of debt investments bearing a floating rate, at fair value	99.93%	99.92%
Percentage of debt investments bearing a fixed rate, at fair value	0.07%	0.08%

(1)
Computed based on the stated interest rate or yield as of March 31, 2025 and December 31, 2024, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	March 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,092,890	99.00%	373
B	10,206	0.92	27
C	858	0.08	5
D	—	—	—
E	—	—	—
	$1,103,954	100.00%	405

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$844,820	99.59%	340
B	3,345	0.39	27
C	195	0.02	1
D	—	—	—
E	—	—	—
	$848,360	100.00%	368

As of both March 31, 2025 and December 31, 2024 there were no portfolio companies with loans on non-accrual status.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,095,604	$1,092,248	98.94%	$845,082	$843,710	99.45%
Unsecured Debt	739	728	0.07	713	703	0.08
Equity Investments	10,876	10,978	0.99	3,947	3,947	0.47
Total Investments	$1,107,219	$1,103,954	100.00%	$849,742	$848,360	100.00%

The table below describes investments by industry composition based on fair value:

	March 31, 2025	December 31, 2024
Aerospace and Defense	0.76%	0.43%
Air Freight and Logistics	1.01	0.66
Automobile Components	1.79	2.26
Building Products	0.24	0.31
Capital Markets	2.34	2.99
Chemicals	3.18	2.23
Commercial Services and Supplies	8.28	9.76
Construction & Engineering	1.17	0.84
Construction Materials	0.93	0.84
Containers and Packaging	5.29	3.17
Distributors	1.95	2.44
Diversified Consumer Services	7.07	8.78
Diversified Telecommunication Services	0.37	0.50
Electrical Equipment	1.44	1.53
Electronic Equipment, Instruments and Components	1.02	1.33
Energy Equipment and Services	1.13	1.35
Financial Services	4.43	4.39
Food Products	1.51	0.91
Ground Transportation	0.02	0.02
Health Care Technology	6.05	4.44
Healthcare Equipment and Supplies	0.42	0.56
Healthcare Providers and Services	5.28	5.54
Hotels, Restaurants and Leisure	0.80	1.04
Household Durables	0.02	0.02
Household Products	0.44	0.33
Industrial Conglomerates	1.37	0.96
Insurance	6.33	7.32
IT Services	3.70	4.23
Life Sciences Tools & Services	0.86	0.94
Machinery	0.84	0.99
Media	2.66	2.18
Oil, Gas and Consumable Fuels	1.03	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.51	1.77
Professional Services	7.84	9.40
Real Estate Management and Development	0.59	0.77
Software	12.56	11.14
Specialty Retail	0.46	0.02
Technology Hardware, Storage and Peripherals	0.91	1.15
Textiles, Apparel and Luxury Goods	0.70	0.25
Trading Companies and Distributors	0.23	0.30
Transportation Infrastructure	0.20	0.25
Wireless Telecommunication Services	0.24	0.31
	100.00%	100.00%

The tables below describe investments by geographic composition based on amortized cost and fair value:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,088,082	$1,085,320	98.31%	169.93%
Canada	19,137	18,634	1.69	2.92
Total	$1,107,219	$1,103,954	100.00%	172.85%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

Results of Operations

Operating results for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Total investment income	$23,375
Total expenses	9,870
Management fee waiver	(1,965)
Incentive fee waiver	(2,269)
Reimbursable expenses paid by adviser (Note 3)	(500)
Net expenses, net of fee waiver, before excise tax	5,136
Net investment income (loss)	18,239
Net realized gain (loss)	549
Net change in unrealized appreciation (depreciation)	(2,759)
Net increase (decrease) in net assets resulting from operations	$16,029

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

As we commenced operations on November 5, 2024, there were not significant operations or results for the three months ending March 31, 2024.

Investment Income

Investment income, was as follows:

Three Months Ended March 31, 2025
Interest income	$22,126
Payment-in-kind interest income	110
Other income	1,139
Total investment income	$23,375

For the three months ended March 31, 2025, our total investment income was driven by our deployment of capital and increase in invested balance of investments quarter-over-quarter. The size of our investment portfolio at fair value as of March 31, 2025 is $1,104.0 million, increasing balance of interest-bearing securities quarter-over-quarter. Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

Three Months Ended March 31, 2025
Interest expense	$4,258
Management fees	1,965
Income based incentive fee	2,269
Capital gains incentive fee	—
Board of Trustees' fees	40
Administrative service expense	156
Other general and administrative expenses	682
Organization and offering costs	500
Total expenses	9,870
Management fees waiver	(1,965)
Incentive fees waiver	(2,269)
Expense support waiver	(500)
Net expenses	$5,136

For the three months ended March 31, 2025, net expenses were primarily comprised of interest expense of $4.3 million, gross management fees of $2.0 million, gross incentive fees of $2.3 million, administrative service expenses of $0.2 million, fees to independent trustees of $40 thousand, organization and offering costs of $0.5 million and other general and administrative expenses of $0.7 million; offset by management fee waiver of $2.0 million and incentive fee waiver by the Adviser of $2.3 million, and expense support waiver by the Adviser of $0.5 million.

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

Interest Expense

The components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

Three Months Ended March 31, 2025
Stated interest expense	$3,878
Facility unused fees	179
Amortization of deferred financing costs	201
Total interest expense	$4,258
Cash paid for interest expense	$3,060
Morgan Stanley Facility weighted average interest rate	6.12%
Morgan Stanley Facility average debt outstanding	$251,939

Interest expense for the three months ended March 31, 2025 was driven by approximately $251,939 of average borrowings outstanding (at an average effective interest rate, of 6.12%) related to borrowings for investments and expenses.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses):

Three Months Ended March 31, 2025
Net realized gain (loss) on investments	$1
Unrealized appreciation on investments	1,880
Unrealized (depreciation) on investments	(3,762)
Net change in unrealized appreciation (depreciation) on investments	$(1,882)

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended March 31, 2025, net change in unrealized gains (losses) on our investments was ($1.9) million, which includes ($2.0) million in mark-to-market losses on syndicated loans, due to market volatility. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the beginning of the first business day of the month. For the three months ended March 31, 2025 the Company incurred management fees of $2.0 million and the Adviser elected to waive all management fees resulting in zero management fees for the period. For the three months ended March 31, 2024, the Company had not commenced operations and did not accrue any management fees.

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

For the three months ended March 31, 2025, the Company incurred income based incentive fees of $2.3 million, and capital gains incentive fees of zero. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three months ended March 31, 2025, the Adviser agreed to waive $2.3 million in total incentive fees resulting in zero incentive fees payable.

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

As of both March 31, 2025 and December 31, 2024, the Adviser has not provided any expense support pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of March 31, 2025 we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 we had an aggregate amount of $456.1 million of debt outstanding and our asset coverage ratio was 240.02%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2025:

	Shares	Amount
Subscriptions	31,183	$783
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	31,183	$783

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous calendar quarter. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distributions

We authorize and declare distribution amounts per share of common shares of beneficial interest payable monthly in arrears.

The following table presents distributions that were declared during the three months ended March 31, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.19	$0.02	$0.21	$5,261
February 28, 2025	March 31, 2025	0.17	0.02	0.19	4,896
March 31, 2025	April 30, 2025	0.19	0.02	0.21	5,426
Total		$0.55	$0.06	$0.61	$15,583

(1)
Rounded to two decimal places

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2025:

Source of Distribution	Per Share	Amount
Net investment income	$0.72	$18,239
Net realized gains/(losses)	0.00	1
Total	$0.72	$18,240

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if we declare a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
Expense Support and Conditional Reimbursement Agreement;

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Fees. Expenses, Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments

Subscriptions

On April 1, 2025, the Company sold and issued 283,767 Class I shares for received an aggregate consideration of approximately $7.1 million related to the issuance of its Class I Shares.at a price of $25.11 per share. On May 1, 2025, the Company received an aggregate consideration of approximately $4.0 million of net proceeds relating to the issuance of its Class I Shares for subscriptions effective May 1, 2025.

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

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations).

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $322.3 million and $291.0 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. The Company seeks to mitigates interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of March 31, 2025, 99.93% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Morgan Stanley Facility) bears interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$33,171	$(13,684)	$19,487
Up 200 basis points	22,114	(9,123)	12,991
Up 100 basis points	11,057	(4,561)	6,496
Down 100 basis points	(11,057)	4,561	(6,496)
Down 200 basis points	(22,077)	9,123	(12,954)
Down 300 basis points	(33,010)	13,684	(19,326)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

There are Investment Limitations Related to Antares Holdings’ Environmental, Social and Governance Policy

Loans originated by (x) Antares Holdings LP (“Antares Holdings”), Antares Assetco LP, Antares Vesta Funding LP, and Antares Venus Funding LP, each a Delaware limited partnership, each as originator and lender of loans, (y) Antares Capital LP (“Antares Capital”), as arranger, administrative agent and/or similar capacities for loans, and (z) the Adviser (the “Antares Platform”) are done so in accordance with Antares Holdings’ Environmental, Social and Governance policy (such policy as amended from time to time, the “Antares ESG Policy”). The Antares ESG Policy sets forth the Antares Platform’s principal positions on environmental, social and governance (“ESG”) matters and reviews how ESG factors are incorporated into the Antares Platform’s loan and investment processes. ESG factors that the Adviser evaluates could include: (i) environment, (ii) social capital, (iii) human capital, (iv) business model and innovation, and (v) leadership and corporate governance. In considering the materiality of any ESG factor, the Adviser considers the borrower’s exposure to ESG risk, the borrower’s organizational capacity to mitigate that risk; and the potential outcomes from an adverse ESG event. Generally, ESG factors are informative but not determinative, although there are certain industries in which the Adviser will not invest depending on the specific investor/client, jurisdiction, or investor/client mandate. The Antares Capital Responsible Investment Policy (“RI Policy”) guides portfolio management and general business conduct on the integration of any ESG factors when deemed appropriate. Given the dynamic and evolving nature of ESG issues, the RI Policy is subject to continuous review and subject to change without notice; and its application can vary materially depending on the specific investor or client, jurisdiction, or investor level investment guidelines and requirements. The Adviser and/or its advisory affiliates could offer new or different strategies to current or prospective clients, including private funds or funds of one dedicated to a strategy or which pursue such strategy alongside other investments, such as secondary market acquisition of interests in funds that pursue private credit strategies or direct investment in junior capital instruments, although such investments are not generally within the Company’s expected portfolio profile.

It is possible that the Antares ESG Policy will prevent potential Portfolio Loans from being originated on the Antares Platform or prevent the Company from acquiring certain Portfolio Loans, which could impact the returns of the Company. Except as set forth in the Antares ESG Policy, the Adviser is not required to consider any particular ESG factors in evaluating investments. There is no universally accepted view on ESG standards, and the Adviser’s view as to any ESG factors might not match the view of any particular shareholder.

Terrorist Action, Military Action, Protests, Pandemics and Natural Disasters

There is a risk of terrorist attacks, military actions, other armed conflicts, violent protests, pandemics and/or natural disasters in the United States and elsewhere causing significant loss of life, property damage and/or disruptions in the local or global markets. These events can also lead to, or be a symptom of, economic, political and/or social instability. Economic and diplomatic sanctions may be in place or imposed on certain states or persons. The imposition of sanctions could adversely impact the value and/or liquidity of assets where an obligor is located in or economically tied to a sanctioned country or person. Additionally, sanctions can lead to devaluation of a sanctioned country’s currency and increased market volatility both in the sanctioned country and throughout the world, which could impact obligors and the Company, even if there is no direct relationship with a sanctioned country or person.

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

Trade Negotiations and Related Government Actions may Create Regulatory Uncertainty for our Portfolio Companies and our Investment Strategies and Adversely Affect the Profitability of our Portfolio Companies

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S. on numerous countries. Such tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from countries subject to the tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies. In addition, such tariffs could slow the global economy, and, while such tariffs may be adjusted downward or removed, the adjustment or removal of tariffs may or may not yield the intended results.

The Company is Subject to Risks Relating to Liability Management Transactions

Recent developments in liability management transactions by borrowers may increase in prevalence. Such techniques include, without limitation, borrowers (and sometimes a subset of existing creditors) taking advantage of flexibility provided in underlying loan documentation and limited lender protections, and borrowers seeking to raise priming debt or structurally senior debt secured by all or a portion of the existing collateral whether through uptier cashless debt exchanges or through asset drop-down transactions while subordinating existing creditors to a subset of participating creditors. In such transactions, the existing debt of the subset of participating creditors may be exchanged at a higher exchange rate than the debt of the non-participating creditors, resulting in the participating creditors realizing increased recovery prospects which are greater than, and at the expense of, the remaining existing creditors. To the extent the Company acquires a Portfolio Loan and subsequently is unable to participate in an uptier cashless loan exchange, an asset drop-down transaction or another form of a liability management transaction, it may not realize the same recovery prospects on such Portfolio Loan as the participating lenders in such transactions.

If We Are Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, Our Shareholders That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of Our Expenses

We do not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) Common Shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (2) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as described and as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
10.1

First Amendment to Loan and Servicing Agreement, dated March 18, 2025, by and among APCF Funding SPV LLC, as borrower, Antares Private Credit Fund, as servicer, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01793) filed on March 24, 2025)

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Private Credit Fund

Date:	May 14, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 14, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer