Form 10-Q
period 2025-06-30
Antares Private Credit Fund
filed 2025-08-13
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 12, 2025 was 26,916,401 of Class I Shares. No Class S or Class D Shares have been issued as of August 12, 2025. Common Shares outstanding exclude August 1, 2025 subscriptions, as the issuance price is not yet finalized at this time.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,243,529 and $849,742 as of June 30, 2025 and December 31, 2024, respectively)	$1,241,706	$848,360
Short-term investments (amortized cost — $39,375 and $0 as of June 30, 2025 and December 31, 2024, respectively) (1)	39,375	—
Total investments at fair value	1,281,081	848,360
Cash and cash equivalents (1)	7,844	42,146
Foreign currencies (cost — $11,113 and $20,235 as of June 30, 2025 and December 31, 2024, respectively)	11,814	20,194
Interest receivable from non-controlled/non-affiliated investments	6,369	3,824
Deferred offering costs	886	943
Receivable from adviser (Note 3)	1,326	2,839
Receivable for investments sold / repaid	542	82
Prepaid expenses and other assets	218	446
Total assets	$1,310,080	$918,834

LIABILITIES
Debt outstanding	$616,076	$110,194
Less: Deferred financing costs	(5,393)	(3,087)
Total debt, net of deferred financing costs	610,683	107,107
Payable for investments purchased	18,847	160,489
Interest payable	1,937	361
Distributions payable	5,634	8,290
Administrative service fee payable	425	93
Accrued expenses and other liabilities	1,544	986
Due to affiliates	167	4,049
Total liabilities	639,237	281,375
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (26,615,155 and 25,405,674 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	266	254
Paid-in capital in excess of par value	665,867	635,495
Accumulated net distributable earnings	4,710	1,710
Total net assets	670,843	637,459
Total liabilities and net assets	$1,310,080	$918,834
Net asset value per share	$25.21	$25.09

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From total investments:
Interest income	$27,571	$—	$49,697	$—
Payment-in-kind interest income	143	—	253	—
Dividend income	319	—	319	—
Other income	1,431	—	2,570	—
Total investment income	29,464	—	52,839	—
Expenses:
Interest and debt expenses	8,704	—	12,962	—
Management fees (Note 3)	2,039	—	4,004	—
Income based incentive fee (Note 3)	2,399	—	4,668	—
Administrative service fee	176	—	332	—
Board of Trustees’ fee	30	—	70	—
Other general and administrative expenses	941	—	1,623	—
Organization and offering costs	563	37	1,063	48
Total expenses	14,852	37	24,722	48
Management fees waiver (Note 3)	(2,039)	—	(4,004)	—
Incentive fees waiver (Note 3)	(2,399)	—	(4,668)	—
Reimbursable expenses paid by adviser (Note 3)	(148)	(37)	(648)	(48)
Net expenses, net of fee waivers	10,266	—	15,402	—
Net investment income (loss)	19,198	—	37,437	—

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(15)	—	(14)	—
Foreign currency transactions	259	—	807	—
Total net realized gain (loss)	244	—	793	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,442	—	(440)	—
Translation of assets and liabilities in foreign currencies	(1,606)	—	(2,483)	—
Net change in unrealized appreciation (depreciation)	(164)	—	(2,923)	—
Total net realized and change in unrealized gain (loss)	80	—	(2,130)	—
Net increase (decrease) in net assets resulting from operations	$19,278	$—	$35,307	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$0.74	$—	$1.45	$—
Earnings per share (basic and diluted)	$0.74	$—	$1.37	$—
Distributions declared per share	$0.64	$—	$1.25	$—
Weighted average shares outstanding (basic and diluted)	26,062,390	1,000	25,741,187	1,000

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,436,857	$254	$636,278	$2,156	$638,688
Operations:
Net investment income (loss)	—	—	—	19,198	19,198
Net realized gain (loss)	—	—	—	244	244
Net change in unrealized appreciation (depreciation)	—	—	—	(164)	(164)
Net increase (decrease) in net assets resulting from operations	—	—	—	19,278	19,278
Capital Transactions:
Issuance of shares	1,175,573	12	29,521	—	29,533
Common Shares issued from reinvestment of distributions	2,725	—	68	—	68
Distributions to shareholders	—	—	—	(16,724)	(16,724)
Net increase (decrease) in net assets resulting from capital transactions	1,178,298	12	29,589	(16,724)	12,877
Total net increase (decrease)	1,178,298	12	29,589	2,554	32,155
Net assets at end of period	26,615,155	$266	$665,867	$4,710	$670,843

Six Months Ended June 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,405,674	$254	$635,495	$1,710	$637,459
Operations:
Net investment income (loss)	—	—	—	37,437	37,437
Net realized gain (loss)	—	—	—	793	793
Net change in unrealized appreciation (depreciation)	—	—	—	(2,923)	(2,923)
Net increase (decrease) in net assets resulting from operations	—	—	—	35,307	35,307
Capital Transactions:
Issuance of shares	1,206,756	12	30,304	—	30,316
Common Shares issued from reinvestment of distributions	2,725	—	68	—	68
Distributions to shareholders	—	—	—	(32,307)	(32,307)
Net increase (decrease) in net assets resulting from capital transactions	1,209,481	12	30,372	(32,307)	(1,923)
Total net increase (decrease)	1,209,481	12	30,372	3,000	33,384
Net assets at end of period	26,615,155	$266	$665,867	$4,710	$670,843

Three Months Ended June 30, 2024

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income (loss)	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Shareholder distributions:
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—
Capital Transactions:
Issuance of shares	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	—	—	—	—	—
Total net increase (decrease)	—	—	—	—	—
Net assets at end of period	1,000	$—	$25	$—	$25

Six Months Ended June 30, 2024

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income (loss)	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Shareholder distributions:
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—	—
Capital Transactions:
Issuance of shares	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	—	—	—	—	—
Total net increase (decrease)	—	—	—	—	—
Net assets at end of period	1,000	$—	$25	$—	$25

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Six Months Ended June 30, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$35,307
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(572)
Net accretion of discount and amortization of premium	(908)
Proceeds from sale of investments and principal repayments	92,636
Purchases of investments	(484,956)
Purchase/sale of short-term investments, net (1)	151
Net realized (gains) losses on investments	14
Net change in unrealized (appreciation) depreciation on investments	440
Amortization of deferred financing costs	510
Amortization of deferred offering costs	944
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(2,545)
Receivable from adviser	1,513
Receivable for investments sold / repaid	(460)
Prepaid expenses and other assets	228
Increase (decrease) in operating liabilities:
Due to affiliates	(3,882)
Payable for investments purchased	(141,642)
Interest payable	1,576
Administrative service fee payable	332
Accrued expenses and other liabilities	558
Net cash provided by (used in) operating activities	(500,756)
Cash flow from financing activities
Proceeds from issuance of shares	30,316
Debt borrowings	525,882
Debt repayments	(20,000)
Distributions paid	(34,895)
Deferred offering costs paid	(887)
Deferred financing costs paid	(2,816)
Net cash provided by (used in) financing activities	497,600
Net increase (decrease) in cash and cash equivalents	(3,156)
Cash, cash equivalents and foreign currencies at the beginning of period (1)	22,814
Cash, cash equivalents and foreign currencies at the end of period (1)	$19,658
Supplemental disclosure of cash flow information
Cash paid for interest	$10,876
Cash paid for taxes	$74
Distributions payable	5,634

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of June 30, 2025. As a result, cash and cash equivalents at the beginning of this period exclude $39,527 of money market fund investments. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	10/31/2030	$4,652	$4,663	$4,668	0.70%
GSP Holdings, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.75%	10.45% (Incl. 0.25% PIK)	11/6/2026	99	99	92	0.01
TransDigm Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	3/22/2030	3,687	3,702	3,705	0.55
							8,464	8,465	1.26
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.90%	11/15/2029	5,369	5,344	5,342	0.80
Kenco PPC Buyer LLC	(7)(12)	First Lien Revolver	P + 3.75%	11.25%	11/15/2029	359	34	34	0.01
Lightbeam Bidco Inc	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	5/4/2030	4,926	4,926	4,926	0.73
Lightbeam Bidco Inc	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/4/2030	648	648	648	0.10
Lightbeam Bidco Inc	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	5/4/2029	491	221	221	0.03
							11,173	11,171	1.67
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/19/2026	5,891	5,891	5,891	0.88
Enthusiast Auto Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.07%	12/19/2026	64	—	—	—
JHCC Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/9/2027	1,460	1,456	1,450	0.21
JHCC Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/9/2027	423	422	420	0.06
JHCC Holdings LLC	(7)(12)	First Lien Revolver	P + 4.25%	11.75%	9/9/2027	168	50	49	0.01
Majco LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.94%	12/4/2028	198	198	198	0.03
OAC Holdings I Corp	(8)(12)	First Lien Term Loan	S + 4.75%	9.19%	3/30/2029	186	186	186	0.03
Power Stop, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	1/26/2029	198	198	179	0.03
Quality Automotive Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	4,669	4,652	4,641	0.69
Quality Automotive Services, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	2,040	2,033	2,027	0.30
Quality Automotive Services, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	1,335	616	611	0.09
Quality Automotive Services, LLC	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	7/16/2027	257	(1)	(2)	—
Truck-Lite Co., LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.07%	2/13/2032	195	194	194	0.03
Truck-Lite Co., LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.04%	2/13/2032	1,716	1,716	1,707	0.25
Truck-Lite Co., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	2/13/2032	2,868	(31)	(22)	—
Truck-Lite Co., LLC	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	2/13/2031	176	(1)	(1)	—
							17,579	17,528	2.61

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/1/2027	$199	$198	$198	0.03%
MDC Interior Acquisition Inc	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/26/2030	291	290	290	0.04
MDC Interior Acquisition Inc	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	4/26/2030	42	—	—	—
Surewerx Purchaser III Inc	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	12/28/2029	198	198	198	0.03
Walter Surface Technologies Inc.	(6)(8)(12)	First Lien Term Loan	S + 4.75%	9.14%	3/31/2027	1,716	1,716	1,704	0.25
Walter Surface Technologies Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.14%	3/31/2027	587	213	209	0.03
							2,615	2,599	0.38
Capital Markets
Allworth Financial Group, L.P.	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2027	198	198	198	0.03
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/11/2029	5,861	5,822	5,833	0.87
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/11/2029	3,097	(8)	(15)	—
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	4/11/2029	465	(5)	(2)	—
Arax MidCo, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.29%	4/11/2029	431	34	36	0.01
Cub Financing Intermediate, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	6/28/2030	3,761	3,746	3,761	0.56
Cub Financing Intermediate, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/28/2030	1,741	(8)	—	—
Edgeco Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	6/1/2028	7,430	7,429	7,393	1.10
Edgeco Buyer, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	6/1/2028	2,770	331	323	0.05
Edgeco Buyer, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	6/1/2028	1,362	1,362	1,356	0.20
Edgeco Buyer, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.82%	6/1/2028	304	(1)	(2)	—
HighTower Holding, LLC	(5)(7)(15)	First Lien Revolver	S + 3.00%	7.32%	2/1/2030	110	—	—	—
Lido Advisors, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	5/10/2032	199	198	198	0.03
Lido Advisors, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	5/10/2032	527	523	525	0.08
Lido Advisors, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/10/2032	3,513	(9)	(12)	—
Lido Advisors, LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.82%	5/10/2032	615	202	203	0.03
The Ultimus Group Midco, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.67%	3/7/2031	8,621	8,621	8,621	1.28
The Ultimus Group Midco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	3/7/2031	1,302	—	—	—
The Ultimus Group Midco, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	3/7/2030	868	—	—	—
							28,435	28,416	4.24

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	3/1/2032	$10,500	$10,450	$10,395	1.55%
Americhem, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/1/2032	2,691	(6)	(27)	—
Americhem, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	3/1/2032	1,906	(10)	(19)	—
Aurora Plastics, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.17%	8/12/2030	12,493	12,465	12,435	1.85
Aurora Plastics, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/12/2030	1,412	1,412	1,406	0.21
Aurora Plastics, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/12/2030	1,140	(3)	(5)	—
Aurorium Global Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.19%	12/22/2027	99	98	95	0.01
Boulder Scientific Company, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	12/31/2027	97	97	95	0.01
Charkit Chemical Company, LLC	(8)(12)	First Lien Term Loan	S + 4.88%	9.30%	12/29/2026	100	99	97	0.01
DCG Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	6/13/2031	6,991	6,991	6,921	1.03
DCG Acquisition Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/13/2031	1,169	701	690	0.10
Hasa Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	1/10/2029	199	199	198	0.03
LTI Holdings, Inc.	(5)(8)(12)	First Lien Term Loan	S + 4.25%	8.57%	7/29/2029	1,985	1,994	1,987	0.30
Lubricant Engineers	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	7,925	7,905	7,886	1.18
Lubricant Engineers	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/1/2029	1,372	—	(7)	—
Lubricant Engineers	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	9/1/2029	885	(4)	(4)	—
Plaskolite PPC Intermediate II LLC	(5)(8)(12)	First Lien Term Loan	S + 4.00%	11.33% (Incl. 3.00% PIK)	5/9/2030	1,388	1,374	1,342	0.20
Plaskolite PPC Intermediate II LLC	(5)(7)(12)	First Lien Revolver	S + 7.00%	11.32%	2/7/2030	101	5	2	—
Potters Industries LLC	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	9/14/2027	100	20	20	—
Rocket Bidco, Inc.	(6)(8)(15)	First Lien Term Loan	C + 5.75%	8.83%	11/1/2030	CAD 199	144	146	0.02
							43,931	43,653	6.50
Commercial Services and Supplies
Anticimex Global AB	(5)(6)(8)(14)	First Lien Term Loan	S + 3.40%	7.69%	11/16/2028	1,608	1,608	1,617	0.24
Ares Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	11/18/2027	3,158	3,146	3,144	0.47
AWP Group Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2030	14,287	14,226	14,144	2.11
AWP Group Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.75%	9.07%	12/23/2030	320	118	117	0.02
BCPE Empire Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.57%	12/11/2030	1,714	1,712	1,706	0.25
CoolSys, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.75%	9.30%	8/11/2028	198	196	167	0.02
Denali Buyerco LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	9/15/2028	4,800	4,800	4,762	0.71
Denali Buyerco LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/15/2028	7,534	7,527	7,474	1.11
Discovery Purchaser Corporation	(5)(6)(8)(14)	First Lien Term Loan	S + 3.75%	8.04%	10/4/2029	3,483	3,489	3,482	0.52
Ext Acquisitions, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	6/26/2026	198	198	197	0.03
FL Hawk Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	2/22/2030	963	959	963	0.14
Fresh Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.54%	1/24/2026	198	198	198	0.03
HeartLand PPC Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	12/12/2029	5,793	5,733	5,793	0.86
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/12/2029	862	633	642	0.10
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.57%	12/12/2029	297	128	131	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Hercules Borrower LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	12/14/2026	$3,199	$3,178	$3,183	0.47%
Hercules Borrower LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.89%	12/14/2026	46	45	45	0.01
Hercules Borrower LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	12/14/2026	251	250	250	0.04
Hercules Borrower LLC	(7)(12)	First Lien Revolver	S + 6.25%	10.54%	12/14/2026	459	(3)	(2)	—
High Bar Brands Operating, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/19/2029	199	197	197	0.03
HP RSS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/11/2029	1,596	1,582	1,584	0.24
HP RSS Buyer, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/11/2029	846	839	840	0.12
HP RSS Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/11/2029	3,494	1,506	1,520	0.23
Liquid Environmental Solutions Corporation	(8)(12)	First Lien Term Loan	S + 5.00%	9.39%	5/31/2026	99	99	99	0.01
Low Voltage Holdings Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	4/28/2032	11,073	11,033	11,073	1.65
Low Voltage Holdings Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	4/28/2032	3,223	(6)	—	—
Low Voltage Holdings Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	4/28/2032	1,421	(5)	—	—
Low Voltage Holdings Inc.	(7)(13)	First Lien Revolver	C + 4.75%	7.50%	4/28/2032	CAD 178	—	—	—
Monarch Landscape Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	10/2/2028	199	197	199	0.03
Onyx-Fire Protection Services Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 8,783	6,314	6,422	0.96
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 1,180	(4)	(4)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Revolver	C + 4.50%	7.25%	7/31/2031	CAD 2,149	98	97	0.01
Palmetto Acquisitionco Inc	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	9/18/2029	199	198	197	0.03
Pavion Corp.	(8)(13)	First Lien Term Loan	S + 3.75%	10.30% (Incl. 2.25% PIK)	10/30/2030	193	193	191	0.03
Service Logic Acquisition, Inc.	(7)(15)	First Lien Revolver	S + 4.00%	8.32%	10/30/2025	100	—	—	—
The Hiller Companies, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/20/2030	7,413	7,382	7,357	1.10
The Hiller Companies, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/20/2030	2,050	1,753	1,753	0.26
The Hiller Companies, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/20/2030	1,299	(6)	(10)	—
Thermostat Purchaser III, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.25%	8.54%	8/31/2028	199	199	199	0.03
Valet Waste Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.32%	5/1/2029	5,197	5,153	5,197	0.77
Valet Waste Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	5/1/2029	7,213	(62)	—	—
WRE Holding Corp.	(13)	First Lien Term Loan	S + 5.00%	9.29%	7/2/2031	346	346	344	0.05
WRE Holding Corp.	(13)	First Lien Term Loan	S + 5.00%	9.29%	7/2/2031	142	142	141	0.02
WRE Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.15%	7/2/2031	2,298	2,289	2,281	0.34
WRE Holding Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	7/2/2031	103	38	38	0.01
WRE Holding Corp.	(7)(13)	First Lien Revolver	S + 5.00%	9.15%	7/2/2030	316	(1)	(2)	—
YLG Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/23/2030	9,383	9,359	9,337	1.39
YLG Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/23/2030	1,377	671	668	0.10
YLG Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	12/23/2030	1,214	131	132	0.02
Zinc Buyer Corporation	(13)	First Lien Term Loan	S + 4.75%	9.04%	7/24/2031	7,146	7,110	7,093	1.06
Zinc Buyer Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/24/2031	830	(6)	(6)	—
Zinc Buyer Corporation	(7)(13)	First Lien Revolver	P + 3.75%	11.25%	7/24/2031	790	153	152	0.02
Zone Climate Services, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	3/9/2028	3,181	369	370	0.06
Zone Climate Services, Inc.	(7)(12)	First Lien Revolver	S + 5.75%	10.04%	3/9/2028	636	371	372	0.06
							105,773	105,844	15.78

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
CLS Management Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/27/2030	$199	$197	$198	0.03%
FR Vision Holdings Inc	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	1/21/2031	3,033	3,033	3,033	0.45
FR Vision Holdings Inc	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.00%	8.29%	1/21/2031	986	595	596	0.09
FR Vision Holdings Inc	(7)(13)	First Lien Revolver	S + 4.00%	8.29%	1/20/2030	248	—	—	—
Hydraulic Technologies USA LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	6/3/2031	832	819	820	0.12
Hydraulic Technologies USA LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	6/3/2030	114	37	37	0.01
Kleinfelder Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/18/2030	198	198	197	0.03
Mei Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	6/29/2029	198	198	198	0.03
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	5/29/2029	1,227	1,220	1,214	0.18
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	5/29/2029	673	667	666	0.10
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	5/29/2029	1,995	1,986	1,975	0.29
Trilon Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	5/29/2029	51	51	50	0.01
Trilon Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/29/2029	1,995	(5)	(20)	—
Trilon Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	5/29/2029	4,136	4,083	4,095	0.61
Trilon Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.04%	5/29/2029	1,212	535	530	0.08
							13,614	13,589	2.03
Construction Materials
Arrow Tru-Line Holding, LLC	(8)(12)	First Lien Term Loan	S + 5.63%	10.21%	9/20/2027	195	194	195	0.03
Pearlman Enterprises Inc.	(8)(15)	First Lien Term Loan	S + 4.75%	9.17%	5/5/2027	199	196	192	0.03
Red Fox CD Acquisition Corporation	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	3/4/2030	13,643	11,184	11,202	1.67
							11,574	11,589	1.73
Containers and Packaging
Anchor Packaging, LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	4/17/2029	100	—	—	—
Berlin Packaging L.L.C.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.50%	7.82%	6/7/2031	1,990	1,992	1,999	0.30
CFs Brands, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	10/2/2030	3,481	3,481	3,481	0.52
CFs Brands, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	10/2/2029	493	—	—	—
Clydesdale Acquisition Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.57%	4/1/2032	1,966	1,951	1,960	0.29
Clydesdale Acquisition Holdings, Inc.	(5)(7)(8)(14)	First Lien Delayed Draw Term Loan	S + 3.25%	7.57%	4/1/2032	34	1	1	—
Cold Chain Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	10,744	10,737	10,722	1.60
Cold Chain Technologies, LLC	(7)(12)	First Lien Revolver	S + 5.75%	10.04%	7/2/2026	522	274	273	0.04
Nelipak Holding Company	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	3/26/2031	6,376	6,376	6,280	0.94
Nelipak Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	3/26/2031	2,486	—	(37)	(0.01)
Nelipak Holding Company	(7)(12)	First Lien Revolver	S + 5.50%	9.79%	3/26/2031	1,855	1,095	1,067	0.16

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging (continued)
Packaging Coordinators Midco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	1/21/2032	$9,192	$9,184	$9,192	1.37%
Packaging Coordinators Midco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/21/2032	4,882	—	—	—
Packaging Coordinators Midco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	1/21/2032	926	(1)	—	—
PG Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.40%	3/2/2026	198	198	198	0.03
PLZ Corp.	(8)(13)	First Lien Term Loan	S + 3.75%	8.19%	8/3/2026	99	95	95	0.01
Proampac PG Borrower LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.19%	6/16/2028	100	16	16	—
Rohrer Corporation	(8)(12)	First Lien Term Loan	S + 5.00%	9.40%	3/15/2027	199	199	199	0.03
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	6/26/2030	3,870	3,834	3,822	0.57
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	SON + 5.25%	9.47%	6/26/2030	GBP 2,280	2,947	3,084	0.46
St Athena Global LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	6/26/2030	213	(2)	(3)	—
St Athena Global LLC	(6)(7)(13)	First Lien Revolver	S + 5.25%	9.54%	6/26/2029	591	196	194	0.03
Tank Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.75%	10.17%	3/31/2028	198	196	188	0.03
TricorBraun Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.69%	3/3/2028	5,073	5,061	5,074	0.76
Trident TPI Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.90%	9/15/2028	2,488	2,493	2,447	0.36
Verde Purchaser, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.00%	8.29%	11/30/2030	3,990	4,001	4,009	0.60
							54,324	54,261	8.09
Distributors
Aurora Parts & Accessories LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.94%	1/13/2029	99	98	99	0.01
BC Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/21/2026	2,160	2,145	2,144	0.32
BC Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/21/2026	6,730	4,908	4,904	0.73
Blackbird Purchaser, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/19/2030	185	103	103	0.02
Blackbird Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	12/19/2029	124	62	62	0.01
Blackhawk Industrial Distribution, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	1,484	1,480	1,475	0.22
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	9/17/2026	3,955	3,944	3,932	0.59
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.69%	9/17/2026	1,028	559	559	0.08
BradyPlus Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	10/31/2029	6,250	6,250	6,235	0.93
BradyPlus Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.32%	10/31/2029	701	228	229	0.03
Component Hardware Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	7/1/2026	95	95	95	0.01
DFS Holding Company, Inc.	(8)(12)	First Lien Term Loan	S + 7.00%	11.32%	1/31/2029	198	196	186	0.03
Vessco Midco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	7/24/2031	4,970	4,949	4,945	0.74
Vessco Midco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/24/2031	1,657	638	638	0.10
Vessco Midco Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.57%	7/24/2031	552	(2)	(3)	—
							25,653	25,603	3.82

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	3/31/2031	$2,970	$(7)	$(39)	(0.01)%
American Residential Services LLC	(7)(15)	First Lien Revolver	S + 3.00%	7.32%	1/31/2030	870	—	(4)	—
Apex Service Partners, LLC	(12)	First Lien Term Loan	S + 5.00%	9.29%	10/24/2030	4,825	4,805	4,804	0.72
Apex Service Partners, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/24/2030	776	773	773	0.11
Apex Service Partners, LLC	(7)(12)	First Lien Revolver	S + 4.00%	8.29%	10/24/2029	660	(3)	(3)	—
Ave Holdings III, Corp	(13)	First Lien Term Loan	S + 5.50%	9.90%	2/25/2028	6,269	6,167	6,160	0.92
Ave Holdings III, Corp	(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.90%	2/25/2028	167	165	164	0.02
Ave Holdings III, Corp	(7)(13)	First Lien Revolver	S + 5.50%	9.65%	2/25/2028	514	(8)	(9)	—
AVG Intermediate Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.39%	3/16/2027	198	195	194	0.03
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	7/16/2027	915	911	907	0.14
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/16/2027	3,324	3,305	3,295	0.49
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/16/2027	656	655	650	0.10
CVP Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	6/30/2031	6,459	6,448	6,445	0.96
CVP Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/30/2031	1,715	346	348	0.05
CVP Holdco, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	6/28/2030	686	(2)	(2)	—
Eos Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	4,324	4,297	4,324	0.64
Eos Fitness Opco Holdings, LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	2,745	2,730	2,745	0.41
Eos Fitness Opco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	437	109	111	0.02
Eos Fitness Opco Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.75%	9.04%	1/5/2028	568	181	184	0.03
Essential Services Holding Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/17/2031	2,014	2,010	2,010	0.30
Essential Services Holding Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/17/2031	395	(1)	(1)	—
Essential Services Holding Corporation	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/17/2030	247	29	29	—
Flint Opco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	8/15/2030	3,219	(8)	(16)	—
Flint Opco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2030	3,044	1,528	1,525	0.23
FSHS I, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	11/18/2028	198	197	197	0.03
GS Seer Group Borrower LLC	(8)(12)	First Lien Term Loan	S + 6.75%	11.04%	4/29/2030	99	98	97	0.01
GSV Holding, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	10.05% (Incl. 3.13% PIK)	10/18/2030	4,940	4,919	4,903	0.73
GSV Holding, LLC	(7)(12)	First Lien Revolver	S + 4.25%	8.54%	10/18/2030	217	(1)	—	—
Health Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	4/27/2029	3,300	644	644	0.10
Home Service Topco IV, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.89%	12/31/2027	198	198	197	0.03
Innovetive Petcare, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	6/30/2028	5,433	5,433	5,379	0.80
Innovetive Petcare, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.47%	6/30/2028	7,770	5,947	5,881	0.88

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Intel 471 INC.	(12)	First Lien Term Loan	S + 5.25%	9.54%	9/27/2028	$200	$200	$200	0.03%
Learning Care Group (US) No. 2 Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.29%	8/11/2028	995	994	995	0.15
Quick Quack Car Wash Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2031	199	199	199	0.03
Quick Quack Car Wash Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/10/2031	5,042	(28)	—	—
Seahawk Bidco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	12/19/2031	5,804	5,785	5,789	0.86
Seahawk Bidco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/19/2031	1,816	751	753	0.11
Seahawk Bidco, LLC	(7)(12)	First Lien Revolver	S + 5.75%	10.04%	12/19/2030	545	(2)	(1)	—
Southern Veterinary Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.54%	12/4/2031	937	939	939	0.14
Taymax Group Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.42%	7/31/2026	198	198	198	0.03
Trackforce Acquireco, Inc.	(13)	First Lien Term Loan	S + 5.50%	9.79%	6/23/2028	200	200	199	0.03
US Fitness Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.79%	9/4/2031	8,778	8,739	8,734	1.30
US Fitness Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	9/4/2031	2,206	(10)	(11)	—
US Fitness Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	9/4/2030	172	(1)	(1)	—
Vertex Service Partners, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	10.29%	11/8/2030	199	199	198	0.03
Vertex Service Partners, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	11/8/2030	250	48	47	0.01
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.17%	12/1/2027	1,856	1,849	1,852	0.27
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.67%	12/1/2027	3,211	400	385	0.06
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	2,237	2,228	2,232	0.33
VPP Intermediate Holdings, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	12/1/2027	2,630	2,620	2,617	0.39
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.57%	12/1/2027	229	(1)	(1)	—
							77,367	77,215	11.51
Diversified Telecommunication Services
Guardian US Holdco LLC	(5)(8)(14)	First Lien Term Loan	S + 3.50%	7.79%	1/31/2030	2,233	2,241	2,227	0.33
Virgin Media Bristol LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.18%	7.42%	3/31/2031	2,000	1,989	1,977	0.29
							4,230	4,204	0.62
Electrical Equipment
Infinite Bidco LLC	(8)(12)	First Lien Term Loan	S + 6.25%	10.54%	3/2/2028	99	99	99	0.01
Power Grid Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/2/2030	8,934	8,934	8,912	1.33
Power Grid Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/2/2030	890	53	51	0.01
TPC Engineering Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	7,067	7,018	7,032	1.05
TPC Engineering Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.50%	9.82%	2/16/2027	441	215	216	0.03
							16,319	16,310	2.43

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	7/23/2029	$3,869	$3,837	$3,831	0.57%
Dwyer Instruments, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/23/2029	505	(2)	(5)	—
Dwyer Instruments, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	7/23/2029	706	91	91	0.01
Excelitas Technologies Corp.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	8/12/2029	2,522	(11)	(16)	—
Phoenix 1 Buyer Corporation	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/20/2030	5,814	5,814	5,814	0.87
Phoenix 1 Buyer Corporation	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	11/20/2029	1,142	—	—	—
Wildcat Topco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/17/2031	1,506	1,500	1,498	0.22
Wildcat Topco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	11/17/2031	270	20	20	—
Wildcat Topco, Inc.	(7)(13)	First Lien Revolver	P + 3.75%	11.25%	11/17/2031	270	(1)	(1)	—
							11,248	11,232	1.67
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	8/27/2031	6,088	6,062	6,057	0.90
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/27/2031	1,530	(7)	(8)	—
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	8/27/2031	1,020	(5)	(5)	—
DMC Holdco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	7/13/2029	198	197	197	0.03
Integrated Power Services Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.94%	11/22/2028	6,914	6,910	6,902	1.03
Integrated Power Services Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/22/2028	5,555	(13)	(11)	—
Phillips & Temro Industries Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	3/12/2027	195	195	194	0.03
							13,339	13,326	1.99
Financial Services
1364720 B.C. LTD.	(6)(8)(13)	First Lien Term Loan	C + 4.25%	7.04%	9/9/2028	CAD 8,976	6,341	6,566	0.98
1364720 B.C. LTD.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 4.25%	7.33%	9/9/2028	CAD 5,600	568	569	0.08
Aprio Advisory Group, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	8/1/2031	8,332	8,313	8,292	1.24
Aprio Advisory Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	4,167	857	847	0.13
Aprio Advisory Group, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	3,265	3,260	3,250	0.48
Aprio Advisory Group, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	8/1/2031	1,638	(4)	(8)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	8/2/2028	625	625	627	0.09
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/28/2029	5,000	(22)	(13)	—
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/28/2029	11,420	8,494	8,488	1.27
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	7/28/2028	543	270	270	0.04
CFGI Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	11/2/2027	6,674	6,632	6,631	0.99
CFGI Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	11/2/2027	270	(2)	(2)	—
Cherry Bekaert Advisory LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	6/30/2028	198	198	198	0.03
Contractual Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.04%	10/10/2030	199	199	198	0.03
Focus Financial Partners, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	9/15/2031	5,068	5,056	5,063	0.75
Foreside Financial Group, LLC	(12)	First Lien Term Loan	S + 5.25%	9.69%	9/30/2027	566	566	566	0.08
Foreside Financial Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.94%	9/30/2027	11,646	1,361	1,361	0.20
Frazier & Deeter Advisory, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	5/3/2032	1,841	1,832	1,832	0.27
Frazier & Deeter Advisory, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	5/3/2032	1,299	(3)	(6)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Frazier & Deeter Advisory, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	5/2/2031	$325	$(2)	$(2)	—%
Heights Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.14%	8/25/2028	5,321	5,321	5,321	0.79
Heights Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	8/25/2028	926	921	921	0.14
Heights Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/25/2028	1,254	(3)	(6)	—
Heights Buyer, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.14%	8/25/2028	871	863	871	0.13
Heights Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.75%	10.04%	8/25/2028	764	66	66	0.01
Kriv Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	7/6/2029	199	198	198	0.03
Kriv Acquisition Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.50%	10.82%	7/6/2029	1,338	(6)	(3)	—
Minotaur Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	6/3/2030	8,637	8,562	8,561	1.27
Minotaur Acquisition, Inc.	(7)(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2030	2,876	1,396	1,396	0.21
Minotaur Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	6/3/2030	873	(8)	(8)	—
Neon Maple Purchaser Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	7.32%	11/17/2031	4,988	5,008	5,002	0.75
Osttra Group Ltd.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.50%	7.82%	5/20/2032	721	717	724	0.11
Pathstone Family Office LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	3,781	3,765	3,753	0.55
Pathstone Family Office LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/15/2029	1,454	(9)	(11)	—
Pathstone Family Office LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	5/15/2028	374	(2)	(3)	—
Petrus Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	10/17/2029	198	198	197	0.03
Project Accelerate Parent LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	2/22/2031	100	—	—	—
Ryan, LLC	(7)(15)	First Lien Revolver	S + 3.50%	7.82%	11/14/2028	100	13	13	—
The Chartis Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/17/2031	1,260	1,254	1,253	0.19
The Chartis Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/17/2031	388	(2)	(2)	—
The Chartis Group, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	9/17/2031	194	(1)	(1)	—
Wealth Enhancement Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.42%	10/2/2028	199	198	199	0.03
Wealth Enhancement Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	9,677	1,040	1,053	0.16
Wealth Enhancement Group, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.32%	10/2/2028	323	—	—	—
							74,028	74,221	11.06
Food Products
BCPE North Star US Holdco 2, Inc.	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	3/10/2028	100	23	26	—
Chg Ppc Parent LLC	(5)(7)(15)	First Lien Revolver	S + 3.00%	7.29%	12/8/2026	100	40	42	0.01
Fiesta Purchaser, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	2/12/2031	3,228	3,239	3,240	0.48
Primary Products Finance LLC	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.57%	4/1/2029	4,022	4,039	4,007	0.60
RB Holdings Interco, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	5/4/2028	198	195	198	0.03
Sigma Holdco B.V.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	8.03%	1/3/2028	4,087	4,097	4,096	0.61
Sugar Ppc Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2030	6,800	2,012	2,040	0.30
WPP Bullet Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/7/2030	5,143	5,110	5,105	0.76
WPP Bullet Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	12/7/2029	83	(1)	(1)	—
							18,754	18,753	2.79
Ground Transportation
AMS Parent, LLC	(5)(8)(13)	First Lien Term Loan	S + 4.75%	9.19%	10/25/2028	198	196	186	0.03
							196	186	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology
Acentra Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.79%	12/17/2029	$76	$76	$76	0.01%
Acentra Holdings, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/17/2029	220	—	—	—
Athenahealth Group Inc.	(7)(15)	First Lien Revolver	S + 3.50%	7.82%	2/15/2027	100	—	—	—
Bracket Intermediate Holding Corp.	(7)(14)	First Lien Revolver	S + 5.00%	9.32%	2/7/2028	100	—	—	—
Caerus US 1 Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	5/25/2029	198	196	198	0.03
Continental Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	4/2/2031	6,737	6,737	6,720	1.00
Continental Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/2/2031	1,818	134	132	0.02
Continental Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	4/2/2031	1,398	(2)	(3)	—
Cotiviti, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	3/28/2032	4,936	4,888	4,919	0.73
DeLorean Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/16/2031	4,345	4,316	4,313	0.64
DeLorean Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/16/2031	653	(5)	(5)	—
Empower Payments Investor, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	3/12/2031	2,134	2,134	2,123	0.32
Empower Payments Investor, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	3/12/2031	3,128	3,113	3,112	0.46
Empower Payments Investor, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	3/12/2031	1,805	(5)	(9)	—
Empower Payments Investor, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	3/12/2031	305	305	303	0.05
Empower Payments Investor, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	3/12/2030	163	—	(1)	—
Ensemble RCM, LLC	(7)(15)	First Lien Revolver	S + 3.00%	7.32%	6/27/2028	100	—	—	—
F&M Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	3/18/2032	3,582	3,565	3,564	0.53
F&M Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/18/2032	1,194	(3)	(6)	—
F&M Buyer LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	3/18/2032	522	(3)	(3)	—
Goldeneye Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	3/31/2032	12,049	12,020	12,021	1.79
Goldeneye Parent, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	3/31/2032	1,745	(4)	(4)	—
HT Intermediary III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	11/12/2030	6,269	6,243	6,206	0.93
HT Intermediary III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/12/2030	1,527	(3)	(15)	—
HT Intermediary III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	11/12/2030	573	36	32	—
IMO Investor Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.15%	5/11/2029	3,219	3,219	3,219	0.48
IMO Investor Holdings, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	5/11/2029	386	386	386	0.06
IMO Investor Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.15%	5/11/2028	370	—	—	—
Invictus Buyer, LLC	(13)	First Lien Term Loan	S + 4.50%	8.79%	6/3/2031	7,780	7,780	7,780	1.16
Invictus Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2031	3,266	—	—	—
Invictus Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	6/3/2031	1,210	—	—	—
Net Health Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	7/5/2031	7,550	7,520	7,550	1.13
Net Health Acquisition Corp.	(13)	First Lien Revolver	S + 4.75%	9.07%	7/5/2031	973	969	973	0.15
SDS Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	9.14%	9/30/2027	198	198	198	0.03
Swoop Intermediate III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.82%	4/12/2032	5,161	5,149	5,149	0.77
Swoop Intermediate III, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/12/2032	3,643	(4)	(9)	—
Swoop Intermediate III, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.82%	4/12/2032	1,214	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	3/12/2032	5,600	5,586	5,586	0.83
Unlimited Technology Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	3/12/2032	747	(2)	(2)	—
Zelis Cost Management Buyer, Inc.	(5)(7)(15)	First Lien Revolver	S + 2.75%	7.07%	1/17/2029	100	—	(1)	—
							74,536	74,499	11.12

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.92%	1/31/2028	$200	$200	$200	0.03%
Aspen Medical Products, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2028	1,838	1,838	1,829	0.27
Belmont Instrument, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	8/19/2028	198	198	198	0.03
Blades Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.39%	3/28/2028	201	200	200	0.03
Blades Buyer, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/28/2028	7	2	2	—
Cadence, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	5/21/2026	198	198	195	0.03
CDL Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/7/2027	199	199	198	0.03
CDL Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	12/7/2027	2,809	2,796	2,796	0.42
CDL Parent, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/7/2027	702	(2)	(3)	—
CPC/Cirtec Holdings, Inc	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	1/30/2029	1,656	1,650	1,644	0.25
CPC/Cirtec Holdings, Inc	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	10/31/2028	558	54	52	0.01
Resonetics, LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.07%	6/18/2029	100	(1)	—	—
TIDI Legacy Products, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	12/19/2029	199	198	197	0.03
							7,530	7,508	1.13
Healthcare Providers and Services
123Dentist Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 5.00%	7.75%	8/10/2029	CAD 10,105	4,375	4,529	0.68
AB Centers Acquisition Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	7/2/2031	2,478	2,463	2,461	0.37
AB Centers Acquisition Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/2/2031	452	159	159	0.02
AB Centers Acquisition Corporation	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	7/2/2031	226	(1)	(2)	—
ACI Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 2.75%	10.42% (Incl. 3.25% PIK)	8/2/2028	204	203	197	0.03
Arrow Management Acquisition, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	10/14/2027	6,947	6,880	6,947	1.04
Cardiology Management Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.19%	1/31/2029	198	198	195	0.03
Community Medical Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.50%	8.90%	12/15/2028	99	97	99	0.01
Crown Laundry, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	5/28/2031	2,681	2,668	2,668	0.40
Crown Laundry, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	5/28/2031	435	(1)	(2)	—
Crown Laundry, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	5/28/2031	507	(3)	(2)	—
CVR Management, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	1/4/2027	198	198	198	0.03
DCA Investment Holding LLC	(8)(13)	First Lien Term Loan	S + 6.41%	10.70%	4/3/2028	198	195	183	0.03
Docs, MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.17%	6/1/2028	99	99	98	0.01
ENT MSO, LLC	(8)(12)	First Lien Term Loan	S + 6.50%	10.79%	12/31/2025	198	198	198	0.03
Eyesouth Eye Care Holdco, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	10/5/2029	2,123	2,123	2,102	0.31
Eyesouth Eye Care Holdco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	10/5/2029	4,299	324	284	0.04
Golden State Buyer, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.75%	9.17%	3/22/2027	198	198	198	0.03
ImageFirst Holdings, LLC	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	3/12/2030	2,800	—	12	—
IvyRehab Intermediate II, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.39%	4/23/2029	198	198	195	0.03
JKC Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	2/13/2032	378	377	376	0.06
JKC Parent, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/13/2032	833	123	127	0.02
JKC Parent, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	2/13/2032	87	14	14	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
MRO Corporation	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	6/9/2032	$9,138	$9,070	$9,070	1.35%
MRO Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/9/2032	795	(6)	(6)	—
MRO Corporation	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	6/9/2032	795	(12)	(6)	—
OB Hospitalist Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.67%	9/27/2027	198	198	198	0.03
OIS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	11/16/2028	3,812	3,748	3,745	0.56
OIS Management Services, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/16/2028	3,135	3,082	3,080	0.46
ONS MSO, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	7/7/2028	212	211	210	0.03
ONS MSO, LLC	(7)(12)	First Lien Revolver	P + 5.25%	12.75%	7/7/2028	24	1	1	—
Onsite Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.25%	10.64%	12/28/2027	337	336	337	0.05
Onsite Holdings, LLC	(7)(12)	First Lien Revolver	S + 6.25%	10.64%	12/28/2025	93	77	77	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	5/22/2031	3,352	3,336	3,335	0.50
Orsini Pharmaceutical Services, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.57%	5/22/2030	226	(1)	(1)	—
Phantom Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/19/2031	2,974	2,968	2,974	0.44
Phantom Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	9/19/2031	1,465	(6)	(7)	—
Phynet Dermatology LLC	(8)(12)	First Lien Term Loan	S + 6.50%	10.79%	10/20/2029	199	198	194	0.03
Premise Health Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.50%	9.79%	3/3/2031	6,057	6,057	6,057	0.90
Premise Health Holding Corp.	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	3/1/2030	712	47	47	0.01
Raven Acquisition Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	11/19/2031	4,655	4,656	4,657	0.69
RxSense Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	3/12/2027	4,099	4,099	4,099	0.61
RxSense Holdings LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	3/12/2027	619	—	—	—
Smile Doctors LLC	(8)(13)	First Lien Term Loan	S + 5.90%	10.29%	12/23/2028	99	99	99	0.01
Soleo Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	2/2/2032	4,961	4,952	4,961	0.74
Soleo Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/2/2032	704	(1)	—	—
Soleo Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	2/2/2032	704	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.07%	11/1/2027	199	199	199	0.03
SpecialtyCare, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	10.05%	6/18/2028	100	95	98	0.01
STCH Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.64%	10/30/2026	2,287	2,280	2,287	0.34
STCH Acquisition Inc.	(7)(12)	First Lien Revolver	S + 6.25%	10.54%	10/30/2026	196	(1)	—	—
TurningPoint Healthcare Solutions, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.17%	7/14/2027	198	197	198	0.03
United Digestive MSO Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	3/30/2029	198	198	197	0.03
Urology Management Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	6/15/2027	198	197	197	0.03
USHV Management, LLC	(8)(12)	First Lien Term Loan	S + 6.38%	10.77%	12/23/2027	99	98	98	0.01
Valeris, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	9/19/2031	8,895	8,851	8,851	1.32
Vital Care Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	7/30/2031	5,290	5,268	5,265	0.78
Vital Care Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	7/30/2031	696	(3)	(3)	—
WCG Intermediate Corp.	(5)(8)(12)	First Lien Term Loan	S + 3.00%	7.32%	2/25/2032	2,044	2,034	2,025	0.30
							83,605	83,767	12.47

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	8/19/2027	$199	$198	$198	0.03%
Movati Athletic (Group) Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.75%	7.83%	5/29/2030	CAD 7,495	5,367	5,466	0.81
Movati Athletic (Group) Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	C + 5.25%	8.00%	5/29/2030	CAD 918	(7)	(5)	—
Southpaw Ap Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.94%	3/2/2028	2,784	2,773	2,777	0.41
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.94%	3/2/2028	627	481	482	0.07
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.94%	3/2/2028	252	110	110	0.02
							8,922	9,028	1.34
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	10/1/2027	200	200	197	0.03
							200	197	0.03
Household Products
TPC US Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.19%	2/23/2026	199	199	197	0.03
Wu Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	4/19/2032	10,264	10,239	10,240	1.52
Wu Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	4/19/2032	2,497	(3)	(6)	—
Wu Holdco, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	4/19/2032	777	(2)	(2)	—
							10,433	10,429	1.55
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.54%	3/31/2028	2,984	2,993	2,990	0.45
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	8,140	8,127	8,125	1.21
Harvey Tool Company, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	10/26/2027	3,213	(6)	(6)	—
Harvey Tool Company, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	10/26/2027	964	(2)	(2)	—
Indicor, LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	7.04%	11/22/2029	2,498	2,507	2,497	0.37
							13,619	13,604	2.03
Insurance
Accession Risk Management, Inc	(13)	First Lien Term Loan	S + 4.75%	9.04%	11/1/2029	577	577	577	0.09
Accession Risk Management, Inc	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/1/2029	1,209	118	123	0.02
Accession Risk Management, Inc	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	11/1/2029	231	(1)	—	—
Allied Benefit Systems Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	10/31/2030	3,355	3,355	3,355	0.50
Allied Benefit Systems Intermediate LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/31/2030	630	630	630	0.09
AMBA Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.64%	7/30/2027	3,587	3,568	3,567	0.53
AMBA Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	7/30/2027	860	855	855	0.13
AMBA Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	7/30/2027	223	(1)	(1)	—
Amerilife Holdings LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	8/31/2029	3,317	3,308	3,309	0.49
Amerilife Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/31/2029	13,346	10,259	10,261	1.53
Amerilife Holdings LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	8/31/2028	556	45	45	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
AQ Sunshine, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	7/24/2031	$199	$198	$198	0.03%
Ardonagh Midco 3 Limited	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.04%	2/17/2031	4,988	4,988	4,963	0.74
Bellwether Buyer, L.L.C.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	4/15/2032	4,182	4,173	4,172	0.62
Bellwether Buyer, L.L.C.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/15/2032	2,178	(3)	(5)	—
Bellwether Buyer, L.L.C.	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	4/15/2032	871	(2)	(2)	—
Beyond Risk Parent Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	10/8/2027	6,370	515	527	0.08
Foundation Risk Partners, Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.00%	8.32%	10/29/2030	4,294	(10)	(16)	—
Galway Borrower LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/29/2028	198	197	197	0.03
Imagine 360 LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/30/2028	1,393	1,387	1,386	0.21
Imagine 360 LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/30/2028	767	(3)	(4)	—
Imagine 360 LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	9/30/2028	327	(3)	(2)	—
Integrity Marketing Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	8/25/2028	7,622	7,598	7,565	1.13
Mclarens Midco Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.19%	12/19/2025	2,577	2,577	2,577	0.38
Mclarens Midco Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.19%	12/19/2027	663	433	433	0.06
Mclarens Midco Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.19%	12/19/2025	900	900	900	0.13
Mclarens Midco Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	12/19/2027	287	—	—	—
Oakbridge Insurance Agency LLC	(8)(13)	First Lien Term Loan	S + 5.75%	10.07%	11/1/2029	199	199	198	0.03
Oakbridge Insurance Agency LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2029	2,583	(6)	—	—
Pareto Health Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.90%	5/31/2030	2,739	2,727	2,725	0.41
Pareto Health Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.00%	8.15%	5/31/2030	653	(1)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.44%	10/16/2028	8,016	7,982	7,975	1.19
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	10/16/2028	1,402	1,396	1,395	0.21
Patriot Growth Insurance Services, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.79%	10/16/2028	534	(2)	(3)	—
Riser Interco LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	10/31/2029	902	902	897	0.13
Riser Interco LLC	(8)(15)	First Lien Term Loan	SON + 4.75%	8.97%	10/31/2029	GBP 1,516	2,005	2,072	0.31
Riser Interco LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	10/31/2029	1,492	2	(7)	—
Riser Interco LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	10/31/2029	600	200	197	0.03
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.15%	12/31/2031	6,752	6,723	6,718	1.00
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	12/31/2031	1,804	396	392	0.06
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.15%	12/31/2031	903	(5)	(5)	—
THG Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	10/31/2031	2,954	2,954	2,939	0.44
THG Acquisition, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	10/31/2031	660	21	18	—
THG Acquisition, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	10/31/2031	330	25	23	—
Trucordia Insurance Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	6/14/2032	271	270	271	0.04
World Insurance Associates, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	4/3/2030	4,073	4,072	4,053	0.60
World Insurance Associates, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/3/2030	2,859	(3)	(14)	—
World Insurance Associates, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.29%	4/3/2030	209	(1)	(1)	—
							75,514	75,450	11.25

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(13)	First Lien Term Loan	S + 6.25%	10.54%	6/30/2028	$200	$200	$200	0.03%
Cardinal Parent, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.50%	8.94%	11/12/2027	198	187	194	0.03
DT1 Midco Corp	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	12/30/2031	6,477	6,448	6,445	0.96
DT1 Midco Corp	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/30/2031	4,546	2,011	2,001	0.30
DT1 Midco Corp	(7)(13)	First Lien Revolver	S + 5.00%	9.32%	12/30/2030	1,183	(4)	(6)	—
Govdelivery Holdings, LLC	(8)(13)	First Lien Term Loan	S + 3.50%	10.05% (Incl. 2.25% PIK)	1/17/2031	201	200	201	0.03
Marco Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.57%	11/24/2026	200	200	200	0.03
Medallia, Inc.	(8)(13)	First Lien Term Loan	S + 2.50%	10.74% (Incl. 4.00% PIK)	10/29/2028	103	100	100	0.01
Noble Midco 3 Limited	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/11/2031	5,056	5,056	4,990	0.74
Noble Midco 3 Limited	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/11/2031	824	—	(11)	—
Noble Midco 3 Limited	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	12/10/2030	1,120	84	69	0.01
Oeconnection LLC	(5)(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	4/22/2031	4,396	4,396	4,401	0.66
Oeconnection LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	4/22/2031	2,905	759	771	0.11
Oeconnection LLC	(7)(13)	First Lien Revolver	S + 4.00%	8.32%	4/22/2031	482	—	—	—
Passageways, Inc.	(12)	First Lien Term Loan	S + 5.00%	9.44%	7/21/2027	200	200	200	0.03
PDI TA Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.79%	2/3/2031	206	206	206	0.03
Ridge Trail US Bidco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	9/30/2031	8,642	8,589	8,578	1.28
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/30/2031	2,995	(21)	(22)	—
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	3/31/2031	998	263	262	0.04
Safety Borrower Holdings LLC	(8)(12)	First Lien Term Loan	S + 4.75%	9.19%	9/1/2027	3,474	3,474	3,442	0.51
Safety Borrower Holdings LLC	(7)(15)	First Lien Revolver	P + 3.75%	11.25%	9/1/2027	499	187	183	0.03
Saturn Borrower Inc	(8)(12)	First Lien Term Loan	S + 6.00%	10.29%	11/10/2028	3,901	3,877	3,881	0.58
Saturn Borrower Inc	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	11/10/2028	1,422	(5)	(7)	—
Saturn Borrower Inc	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	11/10/2028	640	63	65	0.01
Spirit RR Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.89%	9/13/2028	3,236	3,230	3,219	0.48
Spirit RR Holdings, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	9/13/2028	465	464	463	0.07
Spirit RR Holdings, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	9/13/2028	267	267	266	0.04
Spirit RR Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.79%	9/13/2028	272	(1)	(1)	—
Storable, Inc.	(7)(15)	First Lien Revolver	S + 2.75%	7.07%	4/16/2029	100	—	—	—
Trunk Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.44%	2/19/2030	2,003	1,998	2,003	0.30
Trunk Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	2/19/2030	1,840	1,559	1,565	0.23
VS Buyer, LLC	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	4/12/2029	100	—	(2)	—
Welocalize, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	6/23/2026	199	198	199	0.03
							44,185	44,055	6.57

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	12/12/2029	$6,113	$6,113	$6,098	0.91%
Kwol Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 6.25%	10.54%	12/12/2029	841	—	(2)	—
LSCS Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.79%	3/4/2032	1,496	1,489	1,471	0.22
Sotera Health Holdings, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.25%	7.57%	5/30/2031	1,886	1,895	1,896	0.28
							9,497	9,463	1.41
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	8.42%	3/25/2031	1,985	1,997	1,958	0.29
Clyde Industries Us Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/18/2026	170	170	170	0.03
Dynatect Group Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.89%	9/30/2026	192	192	192	0.03
Flow Control Solutions, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/30/2029	5,241	962	921	0.14
Flow Control Solutions, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	3/30/2029	936	101	94	0.01
Madison IAQ LLC	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.54%	5/6/2032	825	817	829	0.12
Merlin Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	12/14/2028	5,508	5,508	5,508	0.82
Merlin Buyer, Inc.	(7)(15)	First Lien Revolver	S + 3.75%	8.04%	12/14/2026	1,450	(14)	(11)	—
Process Equipment, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.65%	9/6/2026	198	198	198	0.03
Process Insights Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.25%	10.54%	7/18/2029	198	198	187	0.03
Victory Buyer LLC	(7)(15)	First Lien Revolver	S + 3.75%	8.19%	11/20/2028	100	49	50	0.01
							10,178	10,096	1.51
Media
Fitness International LLC	(5)(8)(15)	First Lien Term Loan	S + 5.25%	9.57%	2/12/2029	10,825	10,824	10,882	1.62
Klick Inc.	(6)(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	3/31/2028	729	723	729	0.11
MH Sub I, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.25%	8.57%	12/31/2031	2,488	2,465	2,168	0.32
Planet US Buyer LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.29%	2/7/2031	2,388	2,394	2,401	0.36
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	3/3/2030	1,717	1,715	1,463	0.22
Renaissance Holding Corp	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.29%	4/5/2030	1,985	1,986	1,808	0.27
							20,107	19,451	2.90
Oil, Gas and Consumable Fuels
Edpo, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	12/8/2027	6,865	6,865	6,831	1.02
Edpo, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	12/8/2026	81	20	20	—
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	5,131	5,122	5,120	0.76
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/24/2028	439	438	438	0.07
Valicor PPC Intermediate II LLC	(7)(12)	First Lien Revolver	P + 4.00%	11.50%	1/24/2028	710	70	70	0.01
							12,515	12,479	1.86
Personal Care Products
Apothecary Products, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.15%	7/27/2026	193	193	193	0.03
Swanson Health Products, Incorporated	(8)(12)	First Lien Term Loan	S + 5.75%	10.30%	6/30/2027	184	184	182	0.03
							377	375	0.06

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/30/2030	$3,008	$3,008	$2,993	0.45%
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	E + 5.25%	7.19%	9/30/2030	EUR 2,707	2,959	3,175	0.47
Bamboo US BidCo LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	9/30/2030	826	—	(4)	—
Bamboo US BidCo LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/30/2030	1,892	528	522	0.08
Bridges Consumer Healthcare Intermediate LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	12/20/2031	4,684	4,664	4,661	0.69
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/20/2031	4,230	1,774	1,762	0.26
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	12/20/2031	894	(4)	(4)	—
Exactcare Parent Inc	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	11/5/2029	199	199	198	0.03
Puma Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.54%	3/29/2032	8,139	8,109	8,119	1.21
Puma Buyer, LLC	(7)(14)	First Lien Revolver	S + 4.25%	8.54%	3/29/2032	1,313	(5)	(3)	—
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	4/4/2029	2,492	2,482	2,492	0.37
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	4/4/2029	3,855	3,855	3,855	0.57
Tersera Therapeutics, LLC	(7)(12)	First Lien Revolver	S + 5.75%	10.04%	4/4/2029	116	—	—	—
TWL Holdings Corp	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	11/6/2026	200	200	200	0.03
							27,769	27,966	4.16
Professional Services
Analytic Partners, LP	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	4/4/2030	3,893	3,887	3,883	0.58
Analytic Partners, LP	(7)(15)	First Lien Revolver	S + 5.00%	9.32%	4/4/2030	502	(2)	(1)	—
Applied Technical Services, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	4/8/2031	6,392	6,363	6,365	0.95
Applied Technical Services, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	4/8/2031	645	142	146	0.02
Applied Technical Services, LLC	(7)(15)	First Lien Revolver	P + 4.25%	11.75%	4/8/2031	645	58	62	0.01
AQ Carver Buyer, Inc.	(7)(15)	First Lien Revolver	S + 5.25%	9.57%	8/2/2028	100	—	—	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	9.07%	11/18/2031	2,868	2,856	2,861	0.43
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/18/2031	1,458	305	305	0.04
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Revolver	S + 3.75%	8.07%	11/18/2031	667	(3)	(2)	—
Clinical Education Alliance, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.44%	12/21/2026	99	98	98	0.01
Crisis Prevention Institute, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	9.07%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/9/2028	2,839	2,839	2,807	0.42
Disa Holdings Corp.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/9/2028	553	553	547	0.08
Disa Holdings Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/9/2028	589	572	566	0.08
Foreigner Bidco Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.92%	4/19/2028	200	200	200	0.03
Grant Thornton Advisors LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	6/2/2031	3,336	3,338	3,337	0.50
HSI Halo Acquisition Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	6/30/2031	7,786	7,771	7,767	1.16
HSI Halo Acquisition Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/30/2031	1,396	238	238	0.03
HSI Halo Acquisition Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	6/28/2030	932	(2)	(2)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
IG Investments Holdings, LLC	(13)	First Lien Term Loan	S + 5.00%	9.29%	9/22/2028	$2,595	$2,595	$2,582	0.38%
IG Investments Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.00%	8.29%	9/22/2028	293	—	(1)	—
Iris Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	10/2/2030	199	196	198	0.03
KENE Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	2/7/2031	199	199	198	0.03
Keng Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	8/1/2029	199	196	198	0.03
Marina Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	7/1/2030	2,136	2,117	2,109	0.31
Marina Acquisition, Inc.	(7)(12)	First Lien Revolver	P + 4.00%	11.50%	7/1/2030	307	46	45	0.01
MHE Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.44%	7/21/2027	200	200	198	0.03
Monarch Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	6/2/2032	4,922	4,898	4,898	0.73
Monarch Buyer, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/2/2032	2,051	(10)	(10)	—
Monarch Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	6/2/2032	923	(9)	(5)	—
OMNIA Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.79%	7/25/2030	4,146	4,159	4,158	0.62
Propio LS, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	5/10/2030	5,413	5,387	5,387	0.80
Propio LS, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	5/10/2030	200	(1)	(1)	—
Rimkus Consulting Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	4/1/2031	8,917	8,917	8,917	1.33
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	4/1/2031	2,249	477	478	0.07
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	4/1/2030	1,201	300	300	0.04
Ruppert Landscape, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/3/2029	4,610	4,601	4,588	0.68
Ruppert Landscape, LLC	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/3/2029	6,337	2,931	2,942	0.44
Ruppert Landscape, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/3/2029	689	(2)	(3)	—
Ruppert Landscape, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.44%	12/3/2029	865	170	169	0.03
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.32%	7/31/2031	2,985	2,992	2,999	0.45
Skopima Consilio Parent LLC	(5)(8)(14)	First Lien Term Loan	S + 3.75%	8.07%	5/12/2028	4,151	4,157	4,103	0.61
TRC Companies LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.32%	12/8/2028	1,990	1,990	1,988	0.30
USRP Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	12/31/2029	8,632	8,598	8,632	1.29
USRP Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/31/2029	2,772	39	51	0.01
USRP Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	12/31/2029	900	(4)	—	—
Vaco Holdings, LLC	(5)(7)(13)	First Lien Revolver	S + 5.00%	9.32%	1/21/2027	100	—	(8)	—
Vensure Employer Services, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	9/27/2031	2,261	2,252	2,251	0.34
Vensure Employer Services, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/27/2031	228	(1)	(1)	—
VT Topco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	8/9/2030	998	995	1,001	0.15
YA Intermediate Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.90%	10/1/2031	5,392	5,369	5,392	0.80
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	10/1/2031	2,257	234	239	0.04
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	10/1/2031	1,084	212	217	0.03
							93,413	93,386	13.92
Real Estate Management and Development
Sako and Partners Lower Holdings LLC.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	9/15/2028	6,532	6,521	6,500	0.97
Sako and Partners Lower Holdings LLC.	(7)(12)	First Lien Revolver	S + 6.00%	10.29%	9/15/2028	418	(1)	(2)	—
							6,520	6,498	0.97

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	12/22/2028	$3,856	$3,856	$3,856	0.57%
365 Retail Markets, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	2,652	2,652	2,652	0.40
Adelaide Borrower, LLC	(13)	First Lien Term Loan	S + 6.25%	10.54%	5/8/2030	200	198	198	0.03
Alta Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.29%	12/21/2027	198	198	198	0.03
AQA Acquisition Holding, Inc.	(7)(15)	First Lien Revolver	S + 3.25%	7.57%	3/3/2028	100	—	—	—
Artifact Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.54%	7/25/2031	3,354	3,333	3,354	0.50
Artifact Bidco, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	7/25/2031	821	(5)	—	—
Artifact Bidco, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.79%	7/26/2030	586	(4)	—	—
Banker's Toolbox, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	7/27/2027	198	198	198	0.03
Bluecat Networks (USA) Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	10.30% (Incl. 1.00% PIK)	8/8/2028	1,473	1,464	1,455	0.22
Boxer Parent Company Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.29%	7/30/2031	4,988	4,992	4,962	0.74
Camelot U.S. Acquisition LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	7.07%	1/31/2031	4,260	4,270	4,222	0.63
Catalis Intermediate, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.94%	8/4/2027	99	98	99	0.01
Central Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.54%	7/6/2029	3,462	3,442	2,900	0.43
Cloud Software Group, Inc.	(6)(7)(15)	First Lien Revolver	S + 3.25%	7.57%	9/28/2029	100	—	—	—
Concord Global Acquisition, LLC,	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	12/29/2031	3,946	3,928	3,926	0.58
Concord Global Acquisition, LLC,	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/29/2031	1,715	408	403	0.06
Concord Global Acquisition, LLC,	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	12/29/2031	686	(3)	(3)	—
Digital.AI Software Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.29%	8/10/2028	99	99	98	0.01
DS Admiral Bidco, LLC	(7)(15)	First Lien Revolver	S + 4.00%	8.32%	6/26/2029	100	—	(1)	—
DT Intermediate Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 2.75%	10.29% (Incl. 3.25% PIK)	2/24/2028	3,326	3,313	3,317	0.49
DT Intermediate Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	2/24/2028	1,658	(7)	(4)	—
e-Discovery AcquireCo, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	10.04%	8/29/2029	200	200	199	0.03
Eclipse Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	9.07%	9/8/2031	7,862	7,829	7,823	1.17
Eclipse Buyer, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	9/8/2031	1,333	(6)	(7)	—
Eclipse Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	9.07%	9/8/2031	676	(3)	(3)	—
Emburse, Inc.	(8)(13)	First Lien Term Loan	S + 4.25%	8.54%	5/28/2032	7,368	7,350	7,351	1.10
Emburse, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.54%	5/28/2032	1,316	(2)	(3)	—
Emburse, Inc.	(7)(13)	First Lien Revolver	S + 4.25%	8.54%	5/28/2032	1,316	(3)	(3)	—
Empyrean Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.79%	11/26/2031	1,383	1,377	1,379	0.21
Empyrean Solutions, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/26/2031	553	(1)	(1)	—
Empyrean Solutions, LLC	(7)(13)	First Lien Revolver	S + 4.75%	9.04%	11/26/2031	207	(1)	(1)	—
Enverus Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	12/24/2029	2,058	2,058	2,058	0.31
Enverus Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	12/24/2029	54	—	—	—
Enverus Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	12/24/2029	214	15	15	—
ESG Investments, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	3/11/2028	1,901	1,901	1,901	0.28
ESG Investments, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.94%	3/11/2028	198	198	198	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Fourth Enterprises, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	3/21/2031	$10,746	$10,694	$10,692	1.59%
Fourth Enterprises, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	3/21/2031	2,079	(10)	(10)	—
Fourth Enterprises, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	3/21/2031	959	91	91	0.01
Genesys Cloud Services Holdings I, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.82%	1/30/2032	1,634	1,631	1,636	0.24
Governmentjobs.Com, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	12/1/2028	199	198	199	0.03
GS Acquisitionco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/25/2028	200	74	74	0.01
Higher Logic, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.54%	1/10/2029	4,545	4,526	4,522	0.67
Higher Logic, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.54%	1/10/2029	380	(2)	(2)	—
Hyphen Solutions, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.42%	10/27/2026	198	198	198	0.03
Inhabitiq Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.82%	1/12/2032	2,511	2,506	2,504	0.37
Inhabitiq Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	1/12/2032	697	(1)	(2)	—
Inhabitiq Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.82%	1/12/2032	436	(1)	(1)	—
Kaseya Inc.	(5)(7)(15)	First Lien Revolver	S + 3.25%	7.57%	3/20/2030	761	(4)	4	—
Kipu Buyer, LLC	(8)(12)	First Lien Term Loan	S + 4.25%	8.54%	1/27/2027	198	198	198	0.03
KPA Parent Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	3/12/2032	7,112	7,078	7,077	1.05
KPA Parent Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/12/2032	1,016	(2)	(5)	—
KPA Parent Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	9.07%	3/12/2032	711	(4)	(4)	—
Litera Bidco LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.32%	5/1/2028	199	198	197	0.03
Mastery Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	9/7/2029	199	199	198	0.03
McAfee Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	3/1/2029	3,731	3,737	3,631	0.54
Monotype Imaging Holdings Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.82%	2/28/2031	1,223	1,227	1,223	0.18
Monotype Imaging Holdings Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	2/28/2031	103	27	26	—
Monotype Imaging Holdings Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	2/28/2030	154	—	—	—
Montana Buyer Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.07%	7/22/2029	2,650	2,645	2,650	0.40
Montana Buyer Inc.	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	7/21/2028	307	(1)	—	—
MRI Software LLC	(5)(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	2/10/2027	6,947	6,925	6,921	1.03
MRI Software LLC	(5)(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/10/2027	1,292	1,039	1,043	0.16
MRI Software LLC	(5)(7)(12)	First Lien Revolver	S + 5.50%	9.79%	2/10/2027	265	14	14	—
Nasuni Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	9/10/2030	6,250	6,207	6,207	0.93
Nasuni Corporation	(7)(13)	First Lien Revolver	S + 5.75%	10.07%	9/10/2030	1,302	(9)	(9)	—
Navex Topco, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	11/8/2030	5,164	5,164	5,151	0.77
Navex Topco, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.82%	11/7/2028	1,797	—	(4)	—
North Star Acquisitionco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.79%	5/3/2029	4,374	4,366	4,374	0.65
North Star Acquisitionco, LLC	(8)(12)	First Lien Term Loan	C + 4.50%	7.25%	5/3/2029	CAD 1,544	1,115	1,135	0.17
North Star Acquisitionco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	5/3/2029	275	263	264	0.04
North Star Acquisitionco, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.79%	5/3/2029	780	704	706	0.11
Onit, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	9.04%	1/27/2032	6,316	6,288	6,316	0.94
Onit, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 3.75%	8.04%	1/27/2032	2,786	(6)	—	—
Onit, Inc.	(7)(13)	First Lien Revolver	S + 3.75%	8.04%	1/27/2032	929	(5)	—	—
Pegasus Transtech Holding, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	198	198	198	0.03
Perforce Software, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	9.07%	3/21/2031	2,025	2,028	1,945	0.29

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Prism Parent Co. Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.32%	9/19/2028	$5,537	$5,444	$5,482	0.82%
Prism Parent Co. Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	9/19/2028	1,417	544	554	0.08
Proofpoint, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.32%	8/31/2028	995	994	997	0.15
Routeware, Inc.	(12)	First Lien Term Loan	S + 5.25%	9.54%	9/18/2031	3,182	3,168	3,174	0.47
Routeware, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/18/2031	1,477	84	87	0.01
Routeware, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.54%	9/18/2031	341	67	67	0.01
Spartan Bidco PTY LTD	(6)(13)	First Lien Term Loan	S + 6.50%	10.94%	1/24/2028	4,640	4,619	4,614	0.69
Spartan Bidco PTY LTD	(6)(7)(13)	First Lien Revolver	S + 6.50%	10.79%	1/24/2028	588	200	200	0.03
Thunder Purchaser, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.94%	6/30/2028	199	199	199	0.03
Trimech Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	4,076	4,054	4,055	0.60
Trimech Acquisition Corp.	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/10/2028	2,474	2,448	2,462	0.37
Trimech Acquisition Corp.	(7)(12)	First Lien Revolver	P + 3.75%	11.25%	3/10/2028	1,550	236	240	0.04
Ungerboeck Systems International, LLC	(12)	First Lien Term Loan	S + 5.25%	9.54%	4/30/2027	199	199	198	0.03
Validity, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.57%	4/12/2032	1,836	1,800	1,800	0.27
Validity, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	9.04%	4/10/2030	392	—	—	—
Vamos Bidco, Inc	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	1/30/2032	2,653	2,641	2,633	0.39
Vamos Bidco, Inc	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/30/2032	1,105	(3)	(8)	—
Vamos Bidco, Inc	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	1/30/2032	332	(2)	(2)	—
WatchGuard Technologies, Inc.	(5)(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	7/2/2029	198	197	197	0.03
							149,724	149,042	22.21
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(13)	First Lien Term Loan	S + 3.00%	7.29%	5/4/2028	499	493	499	0.07
SCW Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	3/17/2032	4,698	4,681	4,686	0.70
SCW Holdings III Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/17/2032	1,483	(3)	(4)	—
SCW Holdings III Corp.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	3/17/2031	872	(3)	(2)	—
Shock Doctor Intermediate, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.79%	11/20/2029	198	198	198	0.03
							5,366	5,377	0.80
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	4/2/2029	199	199	192	0.03
Ubeo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.54%	7/3/2028	198	198	198	0.03
Victors Purchaser, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2031	9,171	9,154	9,148	1.36
Victors Purchaser, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2031	2,192	467	469	0.07
Victors Purchaser, LLC	(7)(14)	First Lien Revolver	S + 4.75%	9.04%	8/15/2031	1,254	(3)	(3)	—
							10,015	10,004	1.49
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.41%	5/21/2032	4,000	3,980	3,930	0.59
Gloves Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.00%	8.29%	5/22/2030	420	—	—	—
Team Acquisition Corporation	(7)(12)	First Lien Revolver	S + 5.50%	9.82%	11/21/2028	100	—	(2)	—
Varsity Brands, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.79%	8/26/2031	3,990	4,005	3,994	0.60
							7,985	7,922	1.19

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Trading Companies and Distributors
Graffiti Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.89%	8/10/2027	$199	$197	$190	0.03%
Kele Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.82%	2/21/2028	199	199	198	0.03
Surfaceprep Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	2/4/2030	1,901	1,901	1,878	0.28
SurfacePrep Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/4/2030	3,039	2,295	2,264	0.34
Surfaceprep Buyer, LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/4/2030	361	361	357	0.05
Surfaceprep Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	2/4/2030	362	45	41	0.01
							4,998	4,928	0.74
Transportation Infrastructure
Psc Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.57%	4/3/2031	1,621	1,621	1,621	0.24
Psc Parent, Inc.	(7)(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	4/3/2031	658	439	440	0.07
Psc Parent, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.57%	4/3/2030	292	121	121	0.02
							2,181	2,182	0.33
Wireless Telecommunication Services
Alert Media, Inc.	(12)	First Lien Term Loan	S + 6.25%	10.55% (Incl. 9.55% PIK)	4/12/2027	442	442	442	0.07
Alert Media, Inc.	(7)(12)	First Lien Revolver	S + 5.75%	10.07%	4/12/2027	109	—	—	—
CCI Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.29%	5/13/2032	9,926	9,876	9,878	1.47
CCI Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.29%	5/13/2032	580	—	(3)	—
							10,318	10,317	1.54
Total Secured Debt Investments							1,228,123	1,226,188	182.79

Unsecured Debt Investments

Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	773	765	755	0.11
							765	755	0.11
Total Unsecured Debt Investments							765	755	0.11

Equity Investments
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	245	0.04
Bulab Holdings, Inc	(9)	Common	—	—	—	373	373	373	0.06
							618	618	0.10
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	Common	—	—	—	1	1,050	1,050	0.16
							1,050	1,050	0.16
Containers and Packaging
TricorBraun Holdings, Inc.	(9)	Preferred	N/A	14.00% PIK	—	5	5,127	5,115	0.76
							5,127	5,115	0.76

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Seahawk Bidco, LLC	(9)	LP Units	—	—	—	$1	$1,301	$1,421	0.21%
							1,301	1,421	0.21
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(9)	LP Units	—	—	—	52	52	55	0.01
							52	55	0.01
Health Care Technology
DeLorean Purchaser, Inc.	(9)	Common	—	—	—	435	435	435	0.07
F&M Buyer LLC	(9)	Common	—	—	—	365	365	365	0.05
Goldeneye Parent, LLC	(9)	Preferred	—	—	—	21	417	417	0.06
Unlimited Technology Holdings, LLC	(9)	Common	—	—	—	552	552	552	0.08
							1,769	1,769	0.26
Healthcare Providers and Services
MRO Corporation	(3)(9)	Common	—	—	—	—	239	239	0.04
							239	239	0.04
IT Services
DT1 Midco Corp	(9)	Common	—	—	—	1,369	1,369	1,340	0.20
							1,369	1,340	0.20
Professional Services
Monarch Buyer, Inc.	(9)	Common	—	—	—	1,369	1,376	1,369	0.20
							1,376	1,369	0.20
Software
Concord Global Acquisition, LLC,	(9)	LP Units	N/A	8.00% PIK	—	1	1,078	1,078	0.16
							1,078	1,078	0.16
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	1	500	547	0.08
							500	547	0.08
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	162	0.02
							162	162	0.02
Total Equity Investments							14,641	14,763	2.20
Total Investments - non-controlled/non-affiliated							1,243,529	1,241,706	185.10

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						39,375	39,375	5.87
Total Short-term Investments							39,375	39,375	5.87
Total Investments at fair value							$1,282,904	$1,281,081	190.97%

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Sterling Overnight Index Average ("SONIA" or "SON"), Euro Interbank Offered Rate ("EURIBOR" or "E") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 6.54% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See the following page and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
8.
Position or portion thereof is pledged as collateral under the Morgan Stanley Facility.
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $14,763 or 2.20% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
Americhem, Inc.	Common	February 28, 2025
Bulab Holdings, Inc	Common	June 30, 2025
Concord Global Acquisition, LLC,	LP Units	December 27, 2024
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	Common	December 30, 2024
F&M Buyer LLC	Common	March 18, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
Low Voltage Holdings Inc.	Common	April 28, 2025
Monarch Buyer, Inc.	Common	June 2, 2025
MRO Corporation	Common	June 9, 2025
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk Bidco, LLC	LP Units	December 19, 2024
TricorBraun Holdings, Inc.	Preferred	January 31, 2025
Unlimited Technology Holdings, LLC	Common	March 12, 2025
Wildcat Topco, Inc.	LP Units	December 23, 2024

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $39,375 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2025.
12.
Loan includes interest floor of 1.00%.
13.
Loan includes interest floor of 0.75%.
14.
Loan includes interest floor of 0.50%.
15.
Loan includes interest floor of 0.00%.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
123Dentist Inc.	Delayed Draw Term Loan	8/10/2026	$2,865	$(12)
1364720 B.C. LTD.	Delayed Draw Term Loan	4/3/2027	3,528	(16)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	2,970	(39)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	290	(2)
AB Centers Acquisition Corporation	Revolver	7/2/2031	226	(2)
Accession Risk Management, Inc	Delayed Draw Term Loan	8/16/2026	1,086	—
Accession Risk Management, Inc	Revolver	11/1/2029	231	—
Acentra Holdings, LLC	Delayed Draw Term Loan	3/20/2026	220	—
Alert Media, Inc.	Revolver	4/12/2027	109	—
AMBA Buyer, Inc.	Revolver	7/30/2027	223	(1)
American Residential Services LLC	Revolver	1/31/2030	870	(4)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(27)
Americhem, Inc.	Revolver	3/1/2032	1,906	(19)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	3,051	(8)
Amerilife Holdings LLC	Revolver	8/31/2028	509	(1)
Analytic Partners, LP	Revolver	4/4/2030	502	(1)
Anchor Packaging, LLC	Revolver	4/17/2029	100	—
Apex Service Partners, LLC	Revolver	10/24/2029	660	(3)
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	497	(2)
Applied Technical Services, LLC	Revolver	4/8/2031	581	(2)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	3,300	(16)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,638	(8)
AQ Carver Buyer, Inc.	Revolver	8/2/2028	100	—
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	—
Arax MidCo, LLC	Delayed Draw Term Loan	11/30/2026	3,096	(15)
Arax MidCo, LLC	Delayed Draw Term Loan	10/14/2025	465	(2)
Arax MidCo, LLC	Revolver	4/11/2029	393	(2)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	—
Artifact Bidco, Inc.	Revolver	7/26/2030	586	—
Athenahealth Group Inc.	Revolver	2/16/2027	100	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(5)
Ave Holdings III, Corp	Revolver	2/25/2028	514	(9)
AWP Group Holdings, Inc.	Revolver	12/23/2030	200	(2)
Bamboo US BidCo LLC	Revolver	11/20/2026	826	(4)
Bamboo US BidCo LLC	Delayed Draw Term Loan	3/29/2025	1,360	(7)
BC Group Holdings, Inc.	Delayed Draw Term Loan	12/21/2026	1,775	(13)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	72	(1)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	2,178	(5)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	871	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Beyond Risk Parent Holdings, Inc.	Delayed Draw Term Loan	4/9/2026	$5,843	$—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	82	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	62	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	462	(3)
Blades Buyer, Inc.	Delayed Draw Term Loan	8/1/2025	5	—
Bracket Intermediate Holding Corp.	Revolver	2/7/2028	100	—
BradyPlus Holdings, LLC	Delayed Draw Term Loan	11/1/2025	471	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	2,447	(12)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	(4)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	1,149	(3)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	667	(2)
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
CDL Parent, Inc.	Delayed Draw Term Loan	5/5/2027	702	(3)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/21/2027	5,000	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	6/7/2026	2,904	(7)
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	271	(1)
CFGI Holdings, LLC	Revolver	11/2/2027	270	(2)
CFs Brands, LLC	Revolver	10/2/2029	493	—
Chg Ppc Parent LLC	Revolver	9/8/2028	58	—
Cloud Software Group, Inc.	Revolver	12/15/2028	100	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	3/27/2032	33	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	248	—
Concord Global Acquisition, LLC,	Delayed Draw Term Loan	12/28/2026	1,304	(7)
Concord Global Acquisition, LLC,	Revolver	12/26/2031	686	(3)
Continental Buyer, Inc.	Delayed Draw Term Loan	8/15/2027	1,682	(4)
Continental Buyer, Inc.	Revolver	4/2/2031	1,398	(3)
CPC/Cirtec Holdings, Inc	Revolver	10/31/2028	502	(4)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,529	(8)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	(5)
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	435	(2)
Crown Laundry, LLC	Revolver	5/28/2031	507	(2)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	1,741	—
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	1,363	(3)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(2)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	468	(5)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(5)
Disa Holdings Corp.	Delayed Draw Term Loan	3/1/2026	17	—
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(1)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,658	(4)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,522	(13)
DT1 Midco Corp	Revolver	12/30/2030	1,183	(6)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/21/2026	$505	$(5)
Dwyer Instruments, LLC	Revolver	7/20/2029	608	(6)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	(7)
Eclipse Buyer, Inc.	Revolver	9/6/2031	676	(3)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	2,433	(12)
Edgeco Buyer, Inc.	Revolver	6/1/2028	304	(2)
Edpo, LLC	Revolver	12/8/2026	61	—
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(3)
Emburse, Inc.	Revolver	5/28/2032	1,316	(3)
Empower Payments Investor, LLC	Delayed Draw Term Loan	6/28/2027	1,805	(9)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	(1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	(1)
Empyrean Solutions, LLC	Revolver	11/26/2031	207	(1)
Ensemble RCM, LLC	Revolver	6/27/2028	100	—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	64	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	54	—
Enverus Holdings, Inc.	Revolver	12/24/2029	198	—
Eos Fitness Opco Holdings, LLC	Delayed Draw Term Loan	9/25/2026	325	—
Eos Fitness Opco Holdings, LLC	Revolver	1/5/2028	384	—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	395	(1)
Essential Services Holding Corporation	Revolver	6/17/2030	217	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,522	(16)
Eyesouth Eye Care Holdco, LLC	Delayed Draw Term Loan	4/1/2026	3,972	(40)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	(6)
F&M Buyer LLC	Revolver	3/18/2032	522	(3)
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	3,219	(16)
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	1,503	(8)
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	4,246	(60)
Flow Control Solutions, Inc.	Revolver	3/31/2029	829	(12)
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	10,285	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	4,294	(16)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(10)
Fourth Enterprises, LLC	Revolver	3/21/2031	863	(4)
FR Vision Holdings Inc	Delayed Draw Term Loan	1/20/2026	390	—
FR Vision Holdings Inc	Revolver	1/22/2030	248	—
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2027	1,299	(6)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	325	(2)
Gloves Buyer, Inc.	Revolver	5/22/2030	420	(7)
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	(4)
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	125	—
GSV Holding, LLC	Revolver	10/18/2030	217	—
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	3,213	(6)
Harvey Tool Company, LLC	Revolver	10/26/2027	964	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	$2,643	$(11)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	12/13/2025	220	—
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	166	—
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(6)
Heights Buyer, LLC	Revolver	8/25/2028	699	—
Hercules Borrower LLC	Revolver	12/15/2026	459	(2)
Higher Logic, LLC	Revolver	1/10/2029	380	(2)
HighTower Holding, LLC	Revolver	2/1/2030	110	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	3/12/2026	1,921	(29)
HSI Halo Acquisition Inc.	Delayed Draw Term Loan	6/28/2026	1,155	(3)
HSI Halo Acquisition Inc.	Revolver	6/28/2030	932	(2)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	1,527	(15)
HT Intermediary III, Inc.	Revolver	11/12/2030	534	(5)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	75	(1)
IG Investments Holdings, LLC	Revolver	9/22/2028	293	(1)
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	12
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	(4)
Imagine 360 LLC	Revolver	9/30/2028	327	(2)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	(2)
Inhabitiq Inc.	Revolver	1/12/2032	436	(1)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	11/19/2026	1,811	(18)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	5,555	(11)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	3,266	—
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
JHCC Holdings LLC	Revolver	9/9/2027	117	(1)
JKC Parent, Inc.	Delayed Draw Term Loan	2/16/2027	702	(4)
JKC Parent, Inc.	Revolver	2/13/2032	73	—
Kaseya Inc.	Revolver	3/20/2030	761	4
Kenco PPC Buyer LLC	Revolver	11/15/2029	323	(2)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	1,016	(5)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	(4)
Kriv Acquisition Inc.	Delayed Draw Term Loan	9/26/2026	1,338	(3)
Kwol Acquisition, Inc.	Revolver	12/12/2029	841	(2)
Lido Advisors, LLC	Delayed Draw Term Loan	11/10/2025	3,513	(12)
Lido Advisors, LLC	Revolver	5/10/2032	410	(1)
Lightbeam Bidco Inc	Revolver	5/4/2029	270	—
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	3,223	—
Low Voltage Holdings Inc.	Revolver	4/28/2032	1,421	—
Low Voltage Holdings Inc.	Revolver	4/28/2032	131	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	1,372	(7)
Lubricant Engineers	Revolver	9/1/2029	885	(4)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Marina Acquisition, Inc.	Revolver	7/1/2030	$258	$(3)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	230	—
Mclarens Midco Inc.	Revolver	12/19/2027	287	—
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	—
Merlin Buyer, Inc.	Revolver	12/14/2026	1,450	(11)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2025	1,455	(13)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(8)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	2,051	(10)
Monarch Buyer, Inc.	Revolver	6/2/2032	923	(5)
Monotype Imaging Holdings Inc.	Delayed Draw Term Loan	2/28/2026	76	—
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Montana Buyer Inc.	Revolver	7/22/2028	307	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	674	(5)
MRI Software LLC	Delayed Draw Term Loan	8/27/2026	243	(1)
MRI Software LLC	Revolver	2/10/2027	250	(1)
MRO Corporation	Delayed Draw Term Loan	6/9/2027	795	(6)
MRO Corporation	Revolver	6/9/2032	795	(6)
Nasuni Corporation	Revolver	9/10/2030	1,302	(9)
Navex Topco, Inc.	Revolver	11/9/2028	1,797	(4)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	2,486	(37)
Nelipak Holding Company	Revolver	3/26/2031	761	(11)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(11)
Noble Midco 3 Limited	Revolver	12/11/2030	1,036	(13)
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	11	—
North Star Acquisitionco, LLC	Revolver	5/3/2029	74	—
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	6/21/2027	2,583	—
Oeconnection LLC	Delayed Draw Term Loan	4/22/2026	2,138	3
Oeconnection LLC	Revolver	4/22/2031	482	—
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	—
Onit, Inc.	Revolver	1/27/2032	929	—
ONS MSO, LLC	Revolver	7/8/2028	23	—
Onsite Holdings, LLC	Revolver	12/28/2025	16	—
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	867	(4)
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	1,474	(7)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	(1)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	4,882	—
Packaging Coordinators Midco, Inc.	Revolver	1/22/2032	926	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	653	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	1,454	(11)
Pathstone Family Office LLC	Revolver	5/15/2028	374	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	(3)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Phantom Purchaser, Inc.	Revolver	9/19/2031	$1,465	$(7)
Phoenix 1 Buyer Corporation	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	95	(3)
Potters Industries LLC	Revolver	9/14/2027	80	—
Power Grid Holdings, Inc.	Revolver	12/2/2030	836	(2)
Premise Health Holding Corp.	Revolver	3/1/2030	664	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2025	849	(8)
Proampac PG Borrower LLC	Revolver	6/16/2028	84	—
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	200	(1)
Psc Parent, Inc.	Delayed Draw Term Loan	4/3/2025	218	—
Psc Parent, Inc.	Revolver	4/3/2030	171	—
Puma Buyer, LLC	Revolver	3/28/2032	1,313	(3)
Quality Automotive Services, LLC	Delayed Draw Term Loan	1/30/2027	716	(4)
Quality Automotive Services, LLC	Revolver	7/16/2027	257	(2)
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	5,042	—
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	2,308	(22)
Resonetics, LLC	Revolver	6/18/2029	100	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,995	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	729	(5)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	1,771	—
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	—
Riser Interco LLC	Delayed Draw Term Loan	6/5/2026	1,492	(7)
Riser Interco LLC	Revolver	10/31/2029	400	(2)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,386	(3)
Routeware, Inc.	Revolver	9/18/2031	273	(1)
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/2/2024	3,365	(16)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/25/2027	689	(3)
Ruppert Landscape, LLC	Revolver	12/1/2029	692	(3)
RxSense Holdings LLC	Revolver	3/12/2027	619	—
Ryan, LLC	Revolver	11/14/2028	86	(1)
Safety Borrower Holdings LLC	Revolver	9/1/2027	312	(3)
Sako and Partners Lower Holdings LLC.	Revolver	9/15/2028	418	(2)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	1,422	(7)
Saturn Borrower Inc	Revolver	11/10/2028	572	(3)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	1,482	(4)
SCW Holdings III Corp.	Revolver	3/17/2031	872	(2)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	1,059	(3)
Seahawk Bidco, LLC	Revolver	12/19/2030	545	(1)
Service Logic Acquisition, Inc.	Revolver	4/30/2027	100	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,403	(7)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	$902	$(5)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	704	—
Soleo Holdings, Inc.	Revolver	2/2/2032	704	—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	5/1/2026	144	—
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	141	—
Spartan Bidco PTY LTD	Revolver	1/24/2028	385	(2)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	272	(1)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	213	(3)
St Athena Global LLC	Revolver	6/26/2029	389	(5)
STCH Acquisition Inc.	Revolver	10/30/2026	196	—
Storable, Inc.	Revolver	4/16/2029	100	—
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	—
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	737	(9)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(4)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,643	(9)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	(3)
Team Acquisition Corporation	Revolver	11/21/2028	100	(2)
Tersera Therapeutics, LLC	Revolver	4/4/2029	116	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	387	(2)
The Chartis Group, LLC	Revolver	9/17/2031	194	(1)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	281	(2)
The Hiller Companies, LLC	Revolver	6/20/2030	1,299	(10)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	3/8/2026	1,302	—
The Ultimus Group Midco, LLC	Revolver	3/7/2030	867	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	639	(3)
THG Acquisition, LLC	Revolver	10/31/2031	306	(2)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	223	(1)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	1,995	(20)
Trilon Group, LLC	Revolver	5/25/2029	670	(7)
Trimech Acquisition Corp.	Revolver	3/10/2028	1,302	(7)
Truck-Lite Co., LLC	Delayed Draw Term Loan	2/13/2026	2,868	(22)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	(1)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	2,206	(11)
US Fitness Holdings, LLC	Revolver	9/4/2030	172	(1)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	2,721	—
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(8)
Valet Waste Holdings, Inc.	Delayed Draw Term Loan	9/8/2025	7,213	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$639	$(1)
Validity, Inc.	Revolver	4/10/2030	392	(8)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	(8)
Vamos Bidco, Inc	Revolver	1/30/2032	332	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	228	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,010	(5)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	552	(3)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,718	(4)
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	(3)
Victory Buyer LLC	Revolver	11/19/2028	49	—
Vital Care Buyer, LLC	Revolver	7/30/2031	696	(3)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	2,802	(21)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	228	(1)
VS Buyer, LLC	Revolver	4/12/2029	100	(2)
Walter Surface Technologies Inc.	Delayed Draw Term Loan	12/30/2025	373	(3)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	8,624	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	—
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	270	(1)
Wildcat Topco, Inc.	Revolver	11/17/2031	249	(1)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,859	(14)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	7/2/2026	64	—
WRE Holding Corp.	Revolver	7/2/2030	316	(2)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(6)
Wu Holdco, Inc.	Revolver	4/16/2032	777	(2)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	2,018	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	867	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	703	(4)
YLG Holdings, Inc.	Revolver	12/23/2030	1,077	(5)
Zelis Cost Management Buyer, Inc.	Revolver	1/17/2029	100	(1)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	830	(6)
Zinc Buyer Corporation	Revolver	7/24/2031	632	(5)
Zone Climate Services, Inc.	Delayed Draw Term Loan	11/22/2025	2,780	(28)
Zone Climate Services, Inc.	Revolver	3/9/2028	255	(4)
Total Unfunded Commitments			$347,064	$(1,397)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments

Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC		Subordinated Unsecured Delayed Draw Term Loan	N/A	0.00%	14.25%	4/23/2031	$721	$713	$703	0.11%
								713	703	0.11
Total Unsecured Debt Investments								713	703	0.11

Equity Investments
Diversified Consumer Services
Seahawk Bidco, LLC	(9)	LP Units					1	1,301	1,301	0.20
								1,301	1,301	0.20
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(9)	LP Units					52	52	52	0.01
								52	52	0.01
Health Care Technology
DeLorean Purchaser, Inc.	(9)	Common					435	435	435	0.07
								435	435	0.07
IT Services
DT1 Midco Corp	(9)	Common					1,159	1,159	1,159	0.18
								1,159	1,159	0.18
Software
Concord Global Acquisition, LLC,	(9)	LP Units					1	1,000	1,000	0.16
								1,000	1,000	0.16
Total Equity Investments								3,947	3,947	0.62
Total Investments - non-controlled/non-affiliated								849,742	848,360	133.09

Cash Equivalents
BlackRock Liquidity T-Fund - Institutional Shares	(11)							39,527	39,527	6.20
Total Cash Equivalents								39,527	39,527	6.20
Total Portfolio Investments and Cash Equivalents								$889,269	$887,887	139.29%

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

The Company is a non-exchange traded, perpetual-life BDC, whose common shares of beneficial interests (“Common Shares”) are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of June 30, 2025. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar denominated investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 - 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the three and six months ended June 30, 2025 in this Quarterly Report.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the three and six months ended June 30, 2025, the Company incurred $95 and $119 in organization costs, respectively. For the three and six months ended June 30, 2024, the Company incurred $37 and $48 in organization costs, respectively. This amount is included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period beginning on the commencement of operations date, from the date of incurrence. For the three and six months ended June 30, 2025, the Company incurred $208 and $887 of offering costs and amortized $468 and $944, respectively. For the three and six months ended June 30, 2024, the Company incurred $138 and $269 of offering costs and amortized $0 and $0, respectively.

As of June 30, 2025 and December 31, 2024, $886 and $943, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the three and six months ended June 30, 2025 in this Quarterly Report.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the “Board”), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
The Adviser’s valuation committee with respect to the Company (the "Valuation Committee") reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and confirms the independent valuation firms’ valuation ranges when utilized are reasonable;
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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semiannually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected cash.

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On October 16, 2024, the Board approved an investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for determining the composition of the Company’s portfolio, identifying investment opportunities and making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies, and negotiating, obtaining and managing financing facilities and other forms of leverage.

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

Management fees

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the first business day of the applicable month. For the three and six months ended June 30, 2025, the Company incurred management fees of $2,039 and $4,004, respectively, and the Adviser elected to waive these fees resulting in zero management fees for the period. For both the three and six months ended June 30, 2024, no management fees were accrued as the Company had not yet commenced operations.

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

For the three and six months ended June 30, 2025, the Company incurred income based incentive fees of $2,399 and $4,668, respectively, and did not incur capital gains incentive fees during the period. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three and six months ended June 30, 2025, the Adviser agreed to waive $2,399 and $4,668 in total incentive fees, respectively, resulting in zero incentive fees payable. For both the three and six months ended June 30, 2024, no incentive fees were accrued as the Company had not yet commenced operations.

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

Administration Agreement

On October 16, 2024, the Board approved the administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred administrative service fees of $176 and $332, respectively. For both the three and six months ended June 30, 2024, no administrative service fees were accrued as the Company had not yet commenced operations.

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

Acquisition of Seed Portfolio

On November 5, 2024, the Company acquired 100% of the equity interests in APCF Masterfund LLC and APCF Funding SPV LLC (the “Subsidiaries”) from certain affiliates of the Adviser, valued at an acquisition price of $33,889 and $341,218, respectively.

For the six months ended June 30, 2025, the Company paid the Adviser $2,409 in connection with the acquisition price of APCF Masterfund LLC, and received $2,195 from the Adviser in connection with the acquisition price of APCF Funding SPV LLC.

For the three months ended June 30, 2025, there were no outstanding balances nor payments made in connection with the acquisition of APCF Masterfund LLC and APCF Funding SPV LLC.

Distribution and Servicing Plan

On October 16, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Managing Dealer with respect to the Class I, Class S and Class D on an annualized basis as a percentage of NAV for such class. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority ("FINRA").

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	N/A
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of June 30, 2025, no Class S shares or Class D shares have been issued.

Expense Support Agreement

On October 16, 2024, the Board approved a Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (defined below) (each, a “Required Expense Payment”) to the extent that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on the Company’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fee and Incentive Fee owed to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company's net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company's net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in Portfolio Companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the three and six months ended June 30, 2025, the Company incurred organization and offering costs of $563 and $1,063, and the Adviser waived $148 and $648 in expenses pursuant to the Expense Support Agreement, resulting in $415 and $415 organization and offering costs incurred by the Company on a net basis, respectively.

For the three and six months ended June 30, 2024, the Company incurred organization and offering costs of $37 and $48, and the Adviser waived $37 and $48 in expenses pursuant to the Expense Support Agreement, resulting in $0 and $0 organization and offering costs on a net basis, respectively.

For the three and six months ended June 30, 2025, no Reimbursement Payments were made by the Company to the Adviser. For the three and six months ended June 30, 2024, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Current Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Current Order from the SEC permitting the Company to do so. Under the terms of the Current Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Current Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Current Order is subject to certain terms and conditions so there can be no assurance that the Company will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Current Order. The Company and the Adviser have filed an application seeking, but have not yet received, a new SEC exemptive order for simplified co-investment relief (the "New Order") that would supersede the Current Order. There is no assurance that the New Order will be granted by the SEC. In the event that the SEC grants us the New Order, we shall be required to comply with all terms and conditions required therein.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,228,123	$1,226,188	95.72%	$845,082	$843,710	99.45%
Unsecured Debt	765	755	0.06	713	703	0.08
Equity Investments	14,641	14,763	1.15	3,947	3,947	0.47
Short-Term Investments (1)	39,375	39,375	3.07	—	—	—
Total Investments at fair value	$1,282,904	$1,281,081	100.00%	$849,742	$848,360	100.00%

(1)
As of June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $39,527.

As of June 30, 2025 and December 31, 2024 there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2025	December 31, 2024
Aerospace and Defense	0.68%	0.43%
Air Freight and Logistics	0.90	0.66
Automobile Components	1.41	2.26
Building Products	0.21	0.31
Capital Markets	2.29	2.99
Chemicals	3.57	2.23
Commercial Services and Supplies	8.61	9.76
Construction & Engineering	1.09	0.84
Construction Materials	0.93	0.84
Containers and Packaging	4.78	3.17
Distributors	2.06	2.44
Diversified Consumer Services	6.39	8.78
Diversified Telecommunication Services	0.34	0.50
Electrical Equipment	1.31	1.53
Electronic Equipment, Instruments and Components	0.91	1.33
Energy Equipment and Services	1.07	1.35
Financial Services	5.98	4.39
Food Products	1.51	0.91
Ground Transportation	0.01	0.02
Health Care Technology	6.14	4.44
Healthcare Equipment and Supplies	0.60	0.56
Healthcare Providers and Services	6.77	5.54
Hotels, Restaurants and Leisure	0.73	1.04
Household Durables	0.02	0.02
Household Products	0.84	0.33
Industrial Conglomerates	1.10	0.96
Insurance	6.08	7.32
IT Services	3.66	4.23
Life Sciences Tools & Services	0.76	0.94
Machinery	0.81	0.99
Media	1.57	2.18
Oil, Gas and Consumable Fuels	1.00	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.25	1.77
Professional Services	7.63	9.40
Real Estate Management and Development	0.52	0.77
Software	12.09	11.14
Specialty Retail	0.48	0.02
Technology Hardware, Storage and Peripherals	0.81	1.15
Textiles, Apparel and Luxury Goods	0.65	0.25
Trading Companies and Distributors	0.40	0.30
Transportation Infrastructure	0.18	0.25
Wireless Telecommunication Services	0.83	0.31
	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,216,217	$1,213,823	97.75%	180.94%
Canada	27,312	27,883	2.25	4.16
Total	$1,243,529	$1,241,706	100.00%	185.10%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$170,900	$1,055,288	$1,226,188
Unsecured Debt	—	—	755	755
Equity Investments	—	—	14,763	14,763
Total non-controlled/non-affiliated investments	—	170,900	1,070,806	1,241,706
Short-Term Investments	39,375	—	—	39,375
Total Investments at fair value	$39,375	$170,900	$1,070,806	$1,281,081

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$45,651	$798,059	$843,710
Unsecured Debt	—	—	703	703
Equity Investments	—	—	3,947	3,947
Total Investments before Cash Equivalents	—	45,651	802,709	848,360
Money Market Fund	39,527	—	—	39,527
Total Investments including Cash Equivalents	$39,527	$45,651	$802,709	$887,887

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$951,617	$728	$10,978	$963,323
Purchase of investments (including received in-kind)	191,227	27	3,765	195,019
Proceeds from sale of investments and principal repayments	(56,317)	—	—	(56,317)
Net accretion of discount and amortization of premium	649	—	—	649
Net realized (gains) losses on investments	14	—	—	14
Net change in unrealized appreciation (depreciation) on investments	929	—	20	949
Transfers out of Level 3	(32,831)	—	—	(32,831)
Fair value, end of period	$1,055,288	$755	$14,763	$1,070,806
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$1,077	$—	$20	$1,097

	Six Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	362,428	52	10,693	373,173
Proceeds from sale of investments and principal repayments	(81,414)	—	—	(81,414)
Net accretion of discount and amortization of premium	899	1	—	900
Net realized (gains) losses on investments	16	—	—	16
Net change in unrealized appreciation (depreciation) on investments	1,273	(1)	123	1,395
Transfers out of Level 3	(25,985)	—	—	(25,985)
Transfers to Level 3	12	—	—	12
Fair value, end of period	$1,055,288	$755	$14,763	$1,070,806
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$967	$(1)	$123	$1,089

For the three and six months June 30, 2025, investments totaling $32,831 and $25,985, respectively, have been transferred out of Level 3 due to a refinement of our fair value level hierarchy policy.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$786,768	Market yield analysis	Market yield discount rates	4.00%	21.72%	8.98%
	268,520	Recent transaction	Transaction price	94.63	100.42	99.58
Total Secured Debt	1,055,288

Unsecured Debt	755	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	6,038	Comparable company analysis	EBITDA multiples	0.9x	19.0x	15.0x
	3,610	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
	5,115	Market yield analysis	Market yield discount rates	14.72%	15.92%	15.32%
Total Equity Investments	14,763
Total	$1,070,806

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$600,570	Market yield analysis	Market yield discount rates	6.35%	13.32%	9.27%
	32,556	Market quotation	Quote	95.30	100.94	100.13
	164,933	Recent transaction	Transaction price	91.70	100.00	99.44
Total Secured Debt	798,059

Unsecured Debt	703	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	3,947	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total	$802,709

(1)
As of June 30, 2025, included within the fair value of Level 3 assets of $1,070,806 is an amount of $272,130 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $802,709 is an amount of $201,436 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 208.89% and 678.49%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$616,076	$616,076	$383,924	$140,685
Total	$1,000,000	$616,076	$616,076	$383,924	$140,685

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$500,000	$110,194	$110,194	$389,806	$359,804
Total	$500,000	$110,194	$110,194	$389,806	$359,804

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,662	$(1,015)
European Euro	5,000	5,203	5,894	(691)
Great British Pound	4,020	5,156	5,520	(364)
Total		$29,006	$31,076	$(2,070)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	18,000	$12,541	$12,514	$27
European Euro	5,000	5,222	5,177	45
Great British Pound	2,000	2,520	2,503	17
Total		$20,283	$20,194	$89

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stated interest expense	$8,257	$12,135
Facility unused fees	138	317
Amortization of deferred financing costs	309	510
Total interest and debt expenses	$8,704	$12,962
Cash paid for interest expense	$7,816	$10,876
Weighted average interest rate	6.11%	6.12%
Average debt outstanding	$535,374	$395,914

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs. For both the three and six months ended June 30, 2024, no interest expense was accrued.

As of June 30, 2025, $1,916 of interest expense and $21 of unused commitment fees were included in interest payable.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $347,064 and $290,998, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

Note 8. Net Assets

The Company is currently offering on a continuous basis up to $2 billion of Common Shares at $0.01 per share par value, and has the authority to issue an unlimited number of Common Shares at $0.01 per share par value, in connection with its formation. The Company expects to offer to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the Company’s primary offering will be equal to the Company’s NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,175,573	$29,533	1,206,756	$30,316
Share transfers between classes	—	—	—	—
Distributions reinvested	2,725	68	2,725	68
Net increase (decrease)	1,178,298	$29,601	1,209,481	$30,384
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
CLASS D
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	1,178,298	$29,601	1,209,481	$30,384

On August 29, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Class I Shares of beneficial interest at $25.00 per share. On November 5, 2024, an affiliate of the Adviser sold 1,000 Class I Shares for an aggregate consideration at a price of $25.00 per Class I Share. As of June 30, 2025 and December 31, 2024, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) ("Antares Parties") own shares of the Company.

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

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the six months ended June 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
Total		$1.1199	$0.1347	$1.2546	$32,307

(1)
Rounded to four decimal places.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Per Share Data: (1) (2)
Net assets, beginning of period	$25.09
Net investment income (loss)	1.45
Net realized and change in unrealized appreciation (depreciation)	(0.08)
Net increase (decrease) in net assets resulting from operations	1.37
Distributions declared	(1.25)
Total increase (decrease) in net assets	0.12
Net assets, end of period	$25.21
Common Shares outstanding, end of period	26,615,155
Total return based on net asset value (3)	5.55%
Ratios: (4)
Expenses to average net assets gross of fee waivers	7.41%
Net expenses to average net assets net of fee waivers	4.66%
Net investment income to average net assets	11.14%
Portfolio turnover rate (5)	8.70%
Supplemental Data:
Net assets, end of period	$670,843
Asset coverage ratio (6)	208.89%

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
(5)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
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

Note 11. Subsequent Events

Subscriptions

On July 1, 2025, the Company sold and issued 297,239 Class I shares for an aggregate consideration of approximately $7.5 million at a price of $25.21 per share.

The Company received $13.7 million of net proceeds relating to the issuance of Class I shares for subscriptions effective August 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly organized, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of November 5, 2024. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a non-traded, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company acquires Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the “Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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

Portfolio and Investment Activity

As of June 30, 2025, we had investments in 407 portfolio companies across 43 industries. Based on fair value as of June 30, 2025, approximately 99.94% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate [“SOFR”]), which primarily are subject to interest rate floors. As of June 30, 2025, our weighted average total yield of debt securities at amortized cost was 9.06%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2025.

As of December 31, 2024, we had investments in 368 portfolio companies across 43 industries. Based on fair value as of December 31, 2024, approximately 99.92% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of December 31, 2024, our weighted average total yield of debt securities at amortized cost was 9.22%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investments, beginning of period	$1,107,219	$849,742
Purchases of investments (including received in-kind)	200,897	485,529
Net accretion of discount and amortization of premium	641	908
Net realized (gains) losses on investments	(15)	(14)
Proceeds from sale of investments and principal repayments	(65,213)	(92,636)
Total investments, end of period	$1,243,529	$1,243,529

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.06%	9.22%
Weighted average yield on debt and income producing investments, at fair value (1)	9.06%	9.22%
Number of portfolio companies	407	368
Median LTM EBITDA (2)(3)	$90.9M	$85.1M
Weighted average net senior leverage (2)(4)	5.1x	5.0x
Weighted average loan-to-value (“LTV”) (2)(5)	34%	33%
Percentage of debt investments bearing a floating rate, at fair value	99.94%	99.92%
Percentage of debt investments bearing a fixed rate, at fair value	0.06%	0.08%

(1)
Computed based on the stated interest rate or yield as of June 30, 2025 and December 31, 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,221,931	98.41%	370
B	12,485	1.00	27
C	7,290	0.59	10
D	—	—	—
E	—	—	—
	$1,241,706	100.00%	407

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$844,820	99.59%	340
B	3,345	0.39	27
C	195	0.02	1
D	—	—	—
E	—	—	—
	$848,360	100.00%	368

As of both June 30, 2025 and December 31, 2024 there were no portfolio companies with loans on non-accrual status.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,228,123	$1,226,188	95.72%	$845,082	$843,710	99.45%
Unsecured Debt	765	755	0.06	713	703	0.08
Equity Investments	14,641	14,763	1.15	3,947	3,947	0.47
Short-Term Investments (1)	39,375	39,375	3.07	—	—	—
Total Investments at fair value	$1,282,904	$1,281,081	100.00%	$849,742	$848,360	100.00%

(1)
As of June 30, 2025, the Company has made a prospective accounting policy change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $39.5 million.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2025	December 31, 2024
Aerospace and Defense	0.68%	0.43%
Air Freight and Logistics	0.90	0.66
Automobile Components	1.41	2.26
Building Products	0.21	0.31
Capital Markets	2.29	2.99
Chemicals	3.57	2.23
Commercial Services and Supplies	8.61	9.76
Construction & Engineering	1.09	0.84
Construction Materials	0.93	0.84
Containers and Packaging	4.78	3.17
Distributors	2.06	2.44
Diversified Consumer Services	6.39	8.78
Diversified Telecommunication Services	0.34	0.50
Electrical Equipment	1.31	1.53
Electronic Equipment, Instruments and Components	0.91	1.33
Energy Equipment and Services	1.07	1.35
Financial Services	5.98	4.39
Food Products	1.51	0.91
Ground Transportation	0.01	0.02
Health Care Technology	6.14	4.44
Healthcare Equipment and Supplies	0.60	0.56
Healthcare Providers and Services	6.77	5.54
Hotels, Restaurants and Leisure	0.73	1.04
Household Durables	0.02	0.02
Household Products	0.84	0.33
Industrial Conglomerates	1.10	0.96
Insurance	6.08	7.32
IT Services	3.66	4.23
Life Sciences Tools & Services	0.76	0.94
Machinery	0.81	0.99
Media	1.57	2.18
Oil, Gas and Consumable Fuels	1.00	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.25	1.77
Professional Services	7.63	9.40
Real Estate Management and Development	0.52	0.77
Software	12.09	11.14
Specialty Retail	0.48	0.02
Technology Hardware, Storage and Peripherals	0.81	1.15
Textiles, Apparel and Luxury Goods	0.65	0.25
Trading Companies and Distributors	0.40	0.30
Transportation Infrastructure	0.18	0.25
Wireless Telecommunication Services	0.83	0.31
	100.00%	100.00%

The tables below describe investments by geographic composition based on amortized cost and fair value (dollar amounts in thousands):

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,216,217	$1,213,823	97.75%	180.94%
Canada	27,312	27,883	2.25	4.16
Total	$1,243,529	$1,241,706	100.00%	185.10%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

Results of Operations

Operating results for the three and six months ended June 30, 2025 were as follows (table below in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investment income	$29,464	$52,839
Total expenses	14,852	24,722
Management fees waiver	(2,039)	(4,004)
Incentive fees waiver	(2,399)	(4,668)
Reimbursable expenses paid by adviser	(148)	(648)
Net expenses, net of fee waivers	10,266	15,402
Net investment income (loss)	19,198	37,437
Net realized gains (losses)	244	793
Net change in unrealized appreciation (depreciation)	(164)	(2,923)
Net increase (decrease) in net assets resulting from operations	$19,278	$35,307

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

As we commenced investment operations on November 5, 2024, there were no significant operations or results for both the three and six months ended June 30, 2024.

Investment Income

Investment income, was as follows (table below in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest income	$27,571	$49,697
Payment-in-kind interest income	143	253
Dividend income	319	319
Other income	1,431	2,570
Total investment income	$29,464	$52,839

For the three and six months ended June 30, 2025, our total investment income was driven by our deployment of capital and increase in invested balance of investments quarter-over-quarter. The size of our investment portfolio at fair value increased from $1.1 billion as of March 31, 2025 to $1.2 billion as of June 30, 2025, which has increased the balance of interest-bearing securities quarter-over-quarter. The weighted average yield on debt and income producing investments, at fair value, decreased from 9.1% as of March 31, 2025 to 9.0% as of June 30, 2025, which is attributable to decreases in index rates and increases to allocations of broadly syndicated loans.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest and debt expenses	$8,704	$12,962
Management fees	2,039	4,004
Income based incentive fee	2,399	4,668
Administrative service fee	176	332
Board of Trustees' fees	30	70
Other general and administrative expenses	941	1,623
Organization and offering costs	563	1,063
Total expenses	14,852	24,722
Management fees waiver	(2,039)	(4,004)
Incentive fees waiver	(2,399)	(4,668)
Reimbursable expenses paid by adviser	(148)	(648)
Net expenses, net of fee waivers	$10,266	$15,402

Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions". The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees quarter-over-quarter is attributable to higher pre-incentive fee net investment income earned during the three months ended June 30, 2025 compared to the three months ended March 31, 2025.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, average interest rates and average outstanding balances were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Stated interest expense	$8,257	$12,135
Facility unused fees	138	317
Amortization of deferred financing costs	309	510
Total interest and debt expenses	$8,704	$12,962
Cash paid for interest expense	$7,816	$10,876
Weighted average interest rate	6.11%	6.12%
Average debt outstanding	$535,374	$395,914

Interest expense for the three and six months ended June 30, 2025 was driven by approximately $535.4 million and $395.9 million respectively, of average borrowings outstanding (at an average effective interest rate, of 6.11% and 6.12%, respectively) related to borrowings for investments and expenses.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net realized gains (losses) on investments	$(15)	$(14)
Unrealized appreciation on investments	4,064	3,826
Unrealized (depreciation) on investments	(2,622)	(4,266)
Net change in unrealized appreciation (depreciation) on investments	$1,442	$(440)

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and six months ended June 30, 2025, net change in unrealized gains (losses) on our investments was $1.4 million and ($0.4) million, respectively,

The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the beginning of the first business day of the month. For the three and six months ended June 30, 2025, the Company incurred management fees of $2.0 million and $4.0 million, respectively, and the Adviser elected to waive all management fees resulting in zero management fees for the period. For both the three and six months ended June 30, 2024, the Company had not commenced operations and did not accrue any management fees.

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

For the three and six months ended June 30, 2025, the Company incurred income based incentive fees of $2.4 million and $4.7 million, and did not incur any incentive fees on capital gains. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three and six months ended June 30, 2025, the Adviser agreed to waive $2.4 million and $4.7 million in total incentive fees, respectively, resulting in zero incentive fees payable.

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

For the six months ended June 30, 2025 and 2024, the Company waived $0.6 million and $48 thousand, respectively, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of June 30, 2025 we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 we had an aggregate amount of $616.1 million of debt outstanding and our asset coverage ratio was 208.89%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares of beneficial interest during the three and six months ended June 30, 2025 (table below in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount	Shares	Amount
Issuance of shares	1,175,573	$29,533	1,206,756	$30,316
Reinvestment of distributions	2,725	68	2,725	68
Share repurchases	—	—	—	—
Early repurchase deduction	—	—	—	—
Net increase (decrease)	1,178,298	$29,601	1,209,481	$30,384

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

Distributions

We authorize and declare distribution amounts per share of common shares of beneficial interest payable monthly in arrears.

The following table presents distributions that were declared during the six months ended June 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
Total		$1.1199	$0.1347	$1.2546	$32,307

(1)
Rounded to four decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2025:

Source of Distribution	Per Share	Amount
Net investment income (loss)	$1.45	$37,437
Total net realized gain (loss)	—	(14)
Total	$1.45	$37,423

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

Recent Developments

Subscriptions

On July 1, 2025, the Company sold and issued 297,239 Class I shares for received an aggregate consideration of approximately $7.5 million related to the issuance of its Class I Shares.at a price of $25.21 per share. On August 1, 2025, the Company received an aggregate consideration of approximately $13.7 million of net proceeds relating to the issuance of its Class I Shares for subscriptions effective August 1, 2025.

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

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $347.1 million and $291.0 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of June 30, 2025, 99.94% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Morgan Stanley Facility) bears interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$36,989	$(18,482)	$18,507
Up 200 basis points	24,659	(12,322)	12,337
Up 100 basis points	12,330	(6,161)	6,169
Down 100 basis points	(12,328)	6,161	(6,167)
Down 200 basis points	(24,609)	12,322	(12,287)
Down 300 basis points	(36,572)	18,482	(18,090)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025 and in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended June 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Recently enacted tax legislation, commonly known as the "One Big Beautiful Bill Act," extended many of the tax law provisions that were set to expire in 2025 and included certain new provisions (and other amendments) to the Code. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in our Common Shares.

The Company is Subject to Risks Relating to Exculpation and Indemnification.

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust of the Company and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of such persons’ negligence or misconduct in the case of an Interested Trustee, officer, employee, sponsor, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company will also indemnify certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Company investors. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

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

While the Adviser and its affiliates expect to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors they deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser and its affiliates to take into consideration facts and circumstances that are subjective in nature. It is unlikely that the Adviser and its affiliates will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company. The Company and the Adviser do not intend to separately maintain key person life insurance on any key personnel.

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

Antares Private Credit Fund

Date:	August 12, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	August 12, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer