Form 10-Q
period 2025-09-30
Antares Private Credit Fund
filed 2025-11-14
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 13, 2025 was 28,405,834 of Class I Shares. No Class S or Class D Shares have been issued as of November 13, 2025. Common Shares outstanding exclude November 1, 2025 subscriptions, as the issuance price is not yet finalized at this time.

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
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, risk of recession and a prolonged United States government shutdown;
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,395,830 and $849,742 as of September 30, 2025 and December 31, 2024, respectively)	$1,393,758	$848,360
Short-term investments (amortized cost — $29,010 and $0 as of September 30, 2025 and December 31, 2024, respectively) (1)	29,010	—
Total investments at fair value	1,422,768	848,360
Cash and cash equivalents (1)	11,701	42,146
Foreign currencies (cost — $8,905 and $20,235 as of September 30, 2025 and December 31, 2024, respectively)	9,091	20,194
Interest receivable from non-controlled/non-affiliated investments	6,322	3,824
Dividend receivable from non-controlled/non-affiliated investments	176	—
Deferred offering costs	428	943
Receivable from adviser (Note 3)	1,361	2,839
Receivable for investments sold / repaid	30	82
Prepaid expenses and other assets	59	446
Total assets	$1,451,936	$918,834

LIABILITIES
Debt outstanding	$720,127	$110,194
Less: Deferred financing costs	(5,081)	(3,087)
Total debt, net of deferred financing costs	715,046	107,107
Payable for investments purchased	20,816	160,489
Interest payable	2,145	361
Distributions payable	5,782	8,290
Administrative service fee payable	283	93
Accrued expenses and other liabilities	2,027	986
Management fees payable	1,174	—
Income based incentive fee payable	1,223	—
Due to affiliates	221	4,049
Total liabilities	748,717	281,375
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (27,894,139 and 25,405,674 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	279	254
Paid-in capital in excess of par value	698,118	635,495
Accumulated net distributable earnings	4,822	1,710
Total net assets	703,219	637,459
Total liabilities and net assets	$1,451,936	$918,834
Net asset value per share	$25.21	$25.09

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From total investments:
Interest income	$31,035	$—	$80,732	$—
Payment-in-kind interest income	170	—	423	—
Dividend income	220	—	539	—
Other income	791	—	3,361	—
Total investment income	32,216	—	85,055	—
Expenses:
Interest and debt expenses	10,779	—	23,741	—
Management fees (Note 3)	2,180	—	6,184	—
Income based incentive fee (Note 3)	2,366	—	7,034	—
Administrative service fee	190	—	522	—
Board of Trustees’ fee	45	—	115	—
Other general and administrative expenses	743	—	2,366	—
Organization and offering costs	512	113	1,575	161
Total expenses	16,815	113	41,537	161
Management fees waiver (Note 3)	(1,005)	—	(5,009)	—
Incentive fees waiver (Note 3)	(1,143)	—	(5,811)	—
Reimbursable expenses paid by adviser (Note 3)	(35)	(113)	(683)	(161)
Net expenses, net of fee waivers	14,632	—	30,034	—
Net investment income (loss)	17,584	—	55,021	—

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	1	—	(13)	—
Foreign currency transactions	153	—	960	—
Total net realized gain (loss)	154	—	947	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(249)	—	(689)	—
Translation of assets and liabilities in foreign currencies	350	—	(2,133)	—
Total net change in unrealized appreciation (depreciation)	101	—	(2,822)	—
Total net realized and change in unrealized gain (loss)	255	—	(1,875)	—
Net increase (decrease) in net assets resulting from operations	$17,839	$—	$53,146	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$0.64	$—	$2.09	$—
Earnings per share (basic and diluted)	$0.65	$—	$2.02	$—
Distributions declared per share	$0.65	$—	$1.90	$—
Weighted average shares outstanding (basic and diluted)	27,415,336	1,000	26,305,369	1,000

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	26,615,155	$266	$665,867	$4,710	$670,843
Operations:
Net investment income (loss)	—	—	—	17,584	17,584
Net realized gain (loss)	—	—	—	154	154
Net change in unrealized appreciation (depreciation)	—	—	—	101	101
Net increase (decrease) in net assets resulting from operations	—	—	—	17,839	17,839
Capital Transactions:
Issuance of shares	1,263,848	13	31,869	—	31,882
Common Shares issued from reinvestment of distributions	15,136	—	382	—	382
Distributions to shareholders	—	—	—	(17,727)	(17,727)
Net increase (decrease) in net assets resulting from capital transactions	1,278,984	13	32,251	(17,727)	14,537
Total net increase (decrease)	1,278,984	13	32,251	112	32,376
Net assets at end of period	27,894,139	$279	$698,118	$4,822	$703,219

Nine Months Ended September 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,405,674	$254	$635,495	$1,710	$637,459
Operations:
Net investment income (loss)	—	—	—	55,021	55,021
Net realized gain (loss)	—	—	—	947	947
Net change in unrealized appreciation (depreciation)	—	—	—	(2,822)	(2,822)
Net increase (decrease) in net assets resulting from operations	—	—	—	53,146	53,146
Capital Transactions:
Issuance of shares	2,470,603	25	62,173	—	62,198
Common Shares issued from reinvestment of distributions	17,862	—	450	—	450
Distributions to shareholders	—	—	—	(50,034)	(50,034)
Net increase (decrease) in net assets resulting from capital transactions	2,488,465	25	62,623	(50,034)	12,614
Total net increase (decrease)	2,488,465	25	62,623	3,112	65,760
Net assets at end of period	27,894,139	$279	$698,118	$4,822	$703,219

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)(Continued)

(in thousands, except shares)

Three Months Ended September 30, 2024

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

Nine Months Ended September 30, 2024

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Nine Months Ended September 30, 2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$53,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(770)
Net accretion of discount and amortization of premium	(1,372)
Proceeds from sale of investments and principal repayments	158,206
Purchases of investments	(702,165)
Purchase/sale of short-term investments, net (1)	10,516
Net realized (gains) losses on investments	13
Net change in unrealized (appreciation) depreciation on investments	689
Amortization of deferred financing costs	821
Amortization of deferred offering costs	1,457
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(2,498)
Dividend receivable from non-controlled/non-affiliated investments	(176)
Receivable from adviser	1,478
Receivable for investments sold / repaid	52
Prepaid expenses and other assets	387
Increase (decrease) in operating liabilities:
Due to affiliates	(3,828)
Payable for investments purchased	(139,673)
Management fees payable	1,174
Income based incentive fee payable	1,223
Interest payable	1,784
Administrative service fee payable	190
Accrued expenses and other liabilities	1,041
Net cash provided by (used in) operating activities	(618,305)
Cash flow from financing activities
Proceeds from issuance of shares	62,198
Debt borrowings	646,928
Debt repayments	(36,995)
Distributions paid	(52,092)
Deferred offering costs paid	(941)
Deferred financing costs paid	(2,815)
Net cash provided by (used in) financing activities	616,283
Net increase (decrease) in cash and cash equivalents	(2,022)
Cash, cash equivalents and foreign currencies at the beginning of period (1)	22,814
Cash, cash equivalents and foreign currencies at the end of period (1)	$20,792
Supplemental disclosure of cash flow information
Cash paid for interest	$21,136
Cash paid for taxes	$74
Distributions payable	5,782

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period June 30, 2025. As a result, cash and cash equivalents at the beginning of this period exclude $39,527 of money market fund investments. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.48%	10/31/2030	$4,640	$4,650	$4,648	0.66%
GSP Holdings, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.75%	10.63% (Incl. 0.75% PIK)	11/6/2026	102	102	95	0.01
GSP Holdings, LLC	(3)(6)(8)(12)	First Lien Term Loan	S + 5.75%	10.63% (Incl. 0.75% PIK)	11/6/2026	—	1	—	—
TransDigm Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.25%	6.23%	3/22/2030	3,687	3,703	3,688	0.52
							8,456	8,431	1.19
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.60%	11/15/2029	5,356	5,330	5,356	0.76
Kenco PPC Buyer LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	11/15/2029	359	70	72	0.01
Lightbeam Bidco Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	5/6/2030	4,913	4,913	4,912	0.70
Lightbeam Bidco Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	5/6/2030	647	647	647	0.09
Lightbeam Bidco Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	5/4/2029	491	—	—	—
							10,960	10,987	1.56
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	12/19/2026	5,876	5,876	5,876	0.84
Enthusiast Auto Holdings, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.63%	12/19/2026	64	—	—	—
JHCC Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	9/9/2027	1,457	1,451	1,449	0.21
JHCC Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/9/2027	422	421	420	0.06
JHCC Holdings LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	9/9/2027	168	67	66	0.01
OAC Holdings I Corp	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	3/30/2029	186	186	186	0.03
Power Stop, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.83%	1/26/2029	198	198	179	0.02
Quality Automotive Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	7/16/2027	4,657	4,642	4,634	0.66
Quality Automotive Services, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/16/2027	1,117	1,113	1,111	0.16
Quality Automotive Services, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/16/2027	918	915	913	0.13
Quality Automotive Services, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/16/2027	1,333	1,048	1,044	0.15
Quality Automotive Services, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/16/2027	2,000	(10)	(10)	—
Quality Automotive Services, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	7/16/2027	257	(1)	(1)	—
Truck-Lite Co., LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	2/13/2032	1,905	1,904	1,899	0.27
Truck-Lite Co., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	2/13/2032	993	(3)	(3)	—
Truck-Lite Co., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.88%	2/13/2032	1,873	730	736	0.10
Truck-Lite Co., LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	2/13/2031	176	—	(1)	—
							18,537	18,498	2.64
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.73%	7/12/2029	998	1,002	1,002	0.14
							1,002	1,002	0.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	3/1/2027	$198	$198	$197	0.03%
MDC Interior Acquisition Inc	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	4/26/2030	291	290	290	0.04
MDC Interior Acquisition Inc	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	4/26/2030	756	752	752	0.11
MDC Interior Acquisition Inc	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	4/26/2030	42	—	—	—
Surewerx Purchaser III Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	12/28/2029	198	198	198	0.03
WST USA Holdco, Inc.	(6)(8)(12)	First Lien Term Loan	S + 4.75%	8.83%	3/31/2027	1,712	1,712	1,708	0.24
WST USA Holdco, Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.83%	3/31/2027	586	213	211	0.03
							3,363	3,356	0.48
Capital Markets
Allworth Financial Group, L.P.	(8)(12)	First Lien Term Loan	S + 4.75%	8.88%	12/23/2027	198	198	198	0.03
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	4/11/2029	4,298	4,270	4,298	0.61
Arax MidCo, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	4/11/2029	1,807	1,798	1,807	0.26
Arax MidCo, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/11/2029	3,096	138	146	0.02
Arax MidCo, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/11/2029	196	190	196	0.03
Arax MidCo, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	4/11/2029	431	48	52	0.01
Cub Financing Intermediate, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.73%	6/28/2030	3,752	3,736	3,752	0.53
Cub Financing Intermediate, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/28/2030	1,741	706	717	0.10
Edgeco Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	6/1/2028	7,411	7,410	7,411	1.05
Edgeco Buyer, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	2,769	331	336	0.05
Edgeco Buyer, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	878	878	878	0.12
Edgeco Buyer, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	481	481	481	0.07
Edgeco Buyer, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.48%	6/1/2028	304	14	15	—
HighTower Holding, LLC	(5)(7)(15)	First Lien Revolver	S + 3.00%	6.98%	2/1/2030	110	—	—	—
Lido Advisors, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	199	198	198	0.03
Lido Advisors, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	3,513	1,238	1,235	0.18
Lido Advisors, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	527	523	524	0.07
Lido Advisors, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	5/10/2032	615	356	356	0.05
The Ultimus Group Midco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	7/1/2032	4,068	4,048	4,068	0.58
The Ultimus Group Midco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/1/2032	1,356	(3)	—	—
The Ultimus Group Midco, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	7/1/2032	509	(3)	—	—
							26,555	26,668	3.79

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	3/1/2032	$10,474	$10,425	$10,422	1.48%
Americhem, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	3/1/2032	2,691	(6)	(13)	—
Americhem, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	3/1/2032	1,906	(10)	(10)	—
Aurora Plastics, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.98%	8/12/2030	12,462	12,435	12,403	1.76
Aurora Plastics, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	8/12/2030	1,409	1,409	1,402	0.20
Aurora Plastics, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	8/12/2030	1,140	(3)	(5)	—
Aurorium Global Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.88%	12/22/2027	99	98	94	0.01
Boulder Scientific Company, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.48%	12/31/2027	97	97	97	0.01
Bulab Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	7/1/2032	8,346	8,305	8,304	1.18
Bulab Holdings, Inc.	(8)(13)	First Lien Term Loan	E + 4.75%	6.68%	7/1/2032	EUR 1,352	1,588	1,578	0.22
Bulab Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	7/1/2032	1,931	(5)	(10)	—
Bulab Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	7/1/2032	1,862	(9)	(9)	—
Charkit Chemical Company, LLC	(8)(12)	First Lien Term Loan	S + 4.88%	9.11%	12/29/2026	100	99	99	0.01
DCG Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	6/13/2031	6,991	6,991	6,938	0.99
DCG Acquisition Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/13/2031	1,169	701	693	0.10
Hasa Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	1/10/2029	198	199	198	0.03
LTI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.88%	7/29/2029	1,980	1,988	2,000	0.28
Lubricant Engineers	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	9/1/2029	7,906	7,885	7,906	1.12
Lubricant Engineers	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/1/2029	1,372	—	—	—
Lubricant Engineers	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	9/1/2029	885	(4)	—	—
Lummus Technology Holdings V LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.63%	12/31/2029	249	249	250	0.04
Plaskolite PPC Intermediate II LLC	(8)(12)	First Lien Term Loan	S + 4.00%	12.13% (Incl. 4.00% PIK)	5/9/2030	1,400	1,387	1,346	0.19
Plaskolite PPC Intermediate II LLC	(7)(12)	First Lien Revolver	S + 7.00%	11.13%	2/7/2030	101	10	4	—
Potters Industries LLC	(5)(7)(15)	First Lien Revolver	S + 2.75%	6.83%	9/14/2027	100	—	—	—
Rocket Bidco, Inc.	(6)(8)(15)	First Lien Term Loan	C + 4.75%	7.63%	11/1/2030	CAD 198	143	141	0.02
							53,972	53,828	7.64
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	7/30/2031	352	352	353	0.05
Anticimex Global AB	(5)(6)(8)(14)	First Lien Term Loan	S + 3.40%	7.38%	11/16/2028	1,604	1,604	1,611	0.23
Ares Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	11/18/2027	2,952	2,941	2,941	0.42
Ares Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	11/18/2027	198	197	197	0.03
AWP Group Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	12/23/2030	14,251	14,191	14,108	2.01
AWP Group Holdings, Inc.	(7)(12)	First Lien Revolver	S + 4.50%	8.63%	12/23/2030	320	134	133	0.02
BCPE Empire Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.38%	12/11/2030	924	923	923	0.13
BIFM CA Buyer Inc.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.75%	7.88%	5/31/2028	651	651	653	0.09
CoolSys, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.75%	8.99%	8/11/2028	198	195	178	0.03
Denali Buyerco LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	9/15/2028	4,788	4,788	4,788	0.68
Denali Buyerco LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/15/2028	7,515	7,509	7,515	1.07

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Discovery Purchaser Corporation	(5)(6)(8)(14)	First Lien Term Loan	S + 3.75%	7.73%	10/4/2029	$3,475	$3,480	$3,463	0.49%
Ext Acquisitions, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	6/26/2026	198	198	198	0.03
FL Hawk Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	2/22/2030	960	957	960	0.14
Fresh Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.38%	1/24/2026	388	387	388	0.06
HeartLand PPC Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	12/12/2029	5,778	5,720	5,778	0.82
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	12/12/2029	861	739	748	0.11
HeartLand PPC Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.38%	12/12/2029	297	111	114	0.02
Hercules Borrower LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	12/15/2028	5,274	5,268	5,249	0.75
Hercules Borrower LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/15/2028	2,094	(4)	(10)	—
Hercules Borrower LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/15/2028	589	(5)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	12/19/2029	198	196	198	0.03
HP RSS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	12/11/2029	1,312	1,301	1,312	0.19
HP RSS Buyer, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/11/2029	844	837	844	0.12
HP RSS Buyer, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/11/2029	3,482	3,417	3,466	0.49
HP RSS Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/11/2029	280	278	280	0.04
HP RSS Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/11/2029	4,416	15	4	—
Low Voltage Holdings Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	4/28/2032	11,073	11,033	11,046	1.57
Low Voltage Holdings Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	4/28/2032	3,223	(6)	(8)	—
Low Voltage Holdings Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	4/28/2032	1,421	(5)	(4)	—
Low Voltage Holdings Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	4/28/2032	CAD 178	—	—	—
Monarch Landscape Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	10/2/2028	198	197	198	0.03
Onyx-Fire Protection Services Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 9,080	6,532	6,523	0.93
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 860	(6)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Revolver	C + 4.50%	7.06%	7/31/2031	CAD 2,149	98	103	0.01
Palmetto Acquisitionco Inc.	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	9/18/2029	198	198	198	0.03
Pavion Corp.	(8)(13)	First Lien Term Loan	S + 3.75%	10.13% (Incl. 2.25% PIK)	10/30/2030	195	195	193	0.03
Service Logic Acquisition, Inc.	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.84%	10/30/2025	100	—	—	—
The Hiller Companies, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	6/20/2030	7,394	7,363	7,394	1.05
The Hiller Companies, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/20/2030	2,045	1,889	1,904	0.27
The Hiller Companies, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/20/2030	1,079	366	365	0.05
The Hiller Companies, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	6/20/2030	1,299	(6)	—	—
Thermostat Purchaser III, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.25%	8.23%	8/31/2028	198	198	199	0.03
Valet Waste Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.13%	5/1/2029	5,184	5,142	5,184	0.74
Valet Waste Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	5/1/2029	7,213	(58)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(13)	First Lien Term Loan	S + 5.00%	8.85%	7/2/2031	$252	$251	$250	0.04%
WRE Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.85%	7/2/2031	2,293	2,283	2,275	0.32
WRE Holding Corp.	(13)	First Lien Term Loan	S + 5.00%	8.98%	7/2/2031	63	63	63	0.01
WRE Holding Corp.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/2/2031	39	39	38	0.01
WRE Holding Corp.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.85%	7/2/2031	235	235	234	0.03
WRE Holding Corp.	(7)(13)	First Lien Revolver	S + 5.00%	8.85%	7/2/2030	316	(1)	(2)	—
YLG Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	12/23/2030	9,360	9,335	9,290	1.32
YLG Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/23/2030	1,375	812	805	0.11
YLG Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/23/2030	1,214	66	64	0.01
Zinc Buyer Corporation	(13)	First Lien Term Loan	S + 4.75%	8.73%	7/24/2031	7,128	7,092	7,128	1.01
Zinc Buyer Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/24/2031	830	(5)	—	—
Zinc Buyer Corporation	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	7/24/2031	790	(5)	—	—
Zone Climate Services, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	3/9/2028	3,180	371	393	0.05
Zone Climate Services, Inc.	(7)(12)	First Lien Revolver	S + 5.75%	9.88%	3/9/2028	636	293	298	0.04
							110,339	110,520	15.74
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.23%	9/30/2032	1,770	1,761	1,761	0.25
Ampirical Solutions, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	9/30/2032	2,655	(13)	(13)	—
Ampirical Solutions, LLC	(7)(13)	First Lien Revolver	S + 4.25%	8.23%	9/30/2032	708	(7)	(4)	—
CLS Management Services, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	3/27/2030	198	196	197	0.03
FR Vision Holdings Inc	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	1/20/2031	3,967	3,963	3,967	0.56
FR Vision Holdings Inc	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	1/20/2031	3,119	974	985	0.14
FR Vision Holdings Inc	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	1/22/2030	248	—	—	—
Hydraulic Technologies USA LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.48%	6/3/2031	830	817	816	0.12
Hydraulic Technologies USA LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.48%	6/3/2030	114	51	51	0.01
Kleinfelder Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	9/18/2030	198	198	198	0.03
Mei Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	6/29/2029	198	198	198	0.03
Trilon Group, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	5/29/2029	3,884	3,863	3,854	0.55
Trilon Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/29/2029	4,177	4,125	4,143	0.59
Trilon Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/29/2029	1,995	552	543	0.08
Trilon Group, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	5/29/2029	1,212	(7)	(10)	—
							16,671	16,686	2.39
Construction Materials
Pearlman Enterprises Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.73%	5/5/2027	198	196	194	0.03
Red Fox CD Acquisition Corporation	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	3/4/2030	13,614	11,325	11,403	1.62
							11,521	11,597	1.65

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
Anchor Packaging, LLC	(5)(7)(15)	First Lien Revolver	S + 3.25%	7.23%	4/17/2029	$100	$—	$—	—%
Berlin Packaging LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.25%	7.38%	6/9/2031	2,990	2,996	3,002	0.43
CFs Brands, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	10/2/2030	3,472	3,472	3,472	0.49
CFs Brands, LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.13%	10/2/2029	493	—	—	—
Clydesdale Acquisition Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.38%	4/1/2032	1,961	1,947	1,960	0.28
Clydesdale Acquisition Holdings, Inc.	(5)(7)(8)(14)	First Lien Delayed Draw Term Loan	S + 3.25%	7.38%	4/1/2032	34	1	1	—
Cold Chain Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	7/2/2026	10,716	10,710	10,690	1.52
Cold Chain Technologies, LLC	(7)(12)	First Lien Revolver	S + 5.75%	9.73%	7/2/2026	522	274	273	0.04
Nelipak Holding Company	(8)(12)	First Lien Term Loan	S + 5.50%	9.63%	3/26/2031	6,359	6,359	6,264	0.89
Nelipak Holding Company	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	3/26/2031	2,486	—	(37)	(0.01)
Nelipak Holding Company	(7)(12)	First Lien Revolver	S + 5.50%	9.63%	3/26/2031	1,855	1,150	1,122	0.16
Packaging Coordinators Midco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	1/22/2032	9,169	9,161	9,123	1.30
Packaging Coordinators Midco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/22/2032	4,882	—	(24)	—
Packaging Coordinators Midco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	1/22/2032	926	(1)	(5)	—
Plastipak Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.48%	9/10/2032	1,152	1,146	1,153	0.16
PLZ Corp.	(5)(8)(13)	First Lien Term Loan	S + 3.75%	7.99%	8/3/2026	99	96	89	0.01
Pro Mach Group, Inc.	(5)(8)(12)	First Lien Term Loan	S + 2.75%	6.88%	8/31/2028	1,163	1,168	1,167	0.17
Proampac PG Borrower LLC	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.99%	6/16/2028	100	48	47	0.01
Ring Container Technologies Group, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.48%	9/15/2032	1,500	1,506	1,499	0.21
Rohrer Corp.	(8)(12)	First Lien Term Loan	S + 5.00%	9.10%	3/15/2027	198	198	198	0.03
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	6/26/2030	3,861	3,826	3,822	0.54
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	SON + 5.25%	9.22%	6/26/2030	GBP 2,274	2,940	3,027	0.43
St Athena Global LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	6/26/2030	213	(2)	(2)	—
St Athena Global LLC	(6)(7)(13)	First Lien Revolver	S + 5.25%	9.23%	6/26/2029	590	138	137	0.02
Tank Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.75%	9.98%	3/31/2028	198	196	188	0.03
TricorBraun Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.38%	3/3/2031	5,060	5,048	5,042	0.72
Trident TPI Holdings, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.73%	9/15/2028	2,481	2,486	2,441	0.35
Verde Purchaser, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.98%	11/30/2030	3,980	3,990	3,945	0.56
							58,853	58,594	8.34
Distributors
Aurora Parts & Accessories LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.88%	1/13/2029	99	98	99	0.01
BC Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	12/21/2027	4,107	4,082	4,087	0.58
BC Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/21/2027	7,099	4,892	4,908	0.70

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors (continued)
Blackbird Purchaser, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	12/19/2030	$184	$109	$109	0.02%
Blackbird Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.48%	12/19/2029	124	87	87	0.01
Blackhawk Industrial Distribution, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.38%	9/17/2026	5,311	5,299	5,250	0.75
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	9/17/2026	114	113	112	0.02
Blackhawk Industrial Distribution, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.38%	9/17/2026	1,028	458	451	0.06
BradyPlus Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	10/31/2029	6,235	6,235	6,235	0.89
BradyPlus Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/31/2029	700	228	230	0.03
Component Hardware Group, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	7/1/2026	91	91	91	0.01
DFS Holding Company, Inc.	(8)(12)	First Lien Term Loan	S + 7.00%	11.13%	1/31/2029	198	196	187	0.03
Vessco Midco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	7/24/2031	4,970	4,949	4,970	0.71
Vessco Midco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/24/2031	1,657	892	900	0.13
Vessco Midco Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	7/24/2031	552	(2)	—	—
							27,727	27,716	3.95
Diversified Consumer Services
AAH Topco., LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	12/22/2027	2,970	258	266	0.04
American Residential Services LLC	(5)(7)(15)	First Lien Revolver	S + 2.50%	6.48%	1/31/2030	870	—	(2)	—
Apex Service Partners, LLC	(12)	First Lien Term Loan	S + 5.00%	8.98%	10/24/2030	4,813	4,793	4,792	0.68
Apex Service Partners, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/24/2030	774	771	771	0.11
Apex Service Partners, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	10/24/2029	660	(3)	—	—
Ascend Learning, LLC	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	12/11/2028	997	999	998	0.14
Ave Holdings III, Corp.	(13)	First Lien Term Loan	S + 5.50%	9.60%	2/25/2028	6,253	6,158	6,066	0.86
Ave Holdings III, Corp.	(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.60%	2/25/2028	167	164	162	0.02
Ave Holdings III, Corp.	(7)(13)	First Lien Revolver	S + 5.50%	9.60%	2/25/2028	514	(8)	(15)	—
AVG Intermediate Holdings LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.08%	3/16/2027	198	195	195	0.03
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	7/16/2027	913	909	905	0.13
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/16/2027	3,970	3,951	3,939	0.56
CVP Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	6/30/2031	6,459	6,449	6,445	0.92
CVP Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/30/2031	1,715	365	367	0.05
CVP Holdco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	6/28/2030	686	(1)	(1)	—
Essential Services Holding Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	6/17/2031	2,014	2,010	2,010	0.29
Essential Services Holding Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/17/2031	395	(1)	(1)	—
Essential Services Holding Corporation	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	6/17/2030	247	49	49	0.01
Fitness International LLC	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.63%	2/12/2029	10,798	10,797	10,882	1.55
Flint Opco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/15/2030	3,219	(8)	—	—
Flint Opco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/15/2030	3,040	1,910	1,923	0.27

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
FSHS I, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.63%	11/18/2028	$198	$196	$196	0.03%
GS Seer Group Borrower, LLC	(8)(12)	First Lien Term Loan	S + 6.75%	10.73%	4/29/2030	99	98	96	0.01
GSV Holding, LLC	(8)(12)	First Lien Term Loan	S + 2.63%	9.73% (Incl. 3.13% PIK)	10/18/2030	4,967	4,946	4,942	0.70
GSV Holding, LLC	(7)(12)	First Lien Revolver	S + 4.25%	8.23%	10/18/2030	217	(1)	—	—
Health Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	4/27/2029	3,299	643	655	0.09
Home Service Topco IV, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.58%	12/31/2027	198	198	197	0.03
Innovetive Petcare, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.23%	6/30/2028	5,419	5,419	5,365	0.76
Innovetive Petcare, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2028	1,998	651	636	0.09
Innovetive Petcare, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2028	1,509	1,509	1,494	0.21
Innovetive Petcare, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	6/30/2028	6,241	6,230	6,179	0.88
Intel 471 INC.	(12)	First Lien Term Loan	S + 5.25%	9.23%	9/27/2028	200	200	198	0.03
Learning Care Group (US) No. 2 Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.98%	8/11/2028	992	991	978	0.14
Quick Quack Car Wash Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	6/10/2031	198	198	197	0.03
Quick Quack Car Wash Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/10/2031	4,941	798	789	0.11
Quick Quack Car Wash Holdings, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/10/2031	101	101	100	0.01
Seahawk Bidco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	12/19/2031	5,789	5,770	5,789	0.82
Seahawk Bidco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/19/2031	1,813	1,136	1,143	0.16
Seahawk Bidco, LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	12/19/2030	545	(2)	—	—
Southern Veterinary Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.48%	12/4/2031	937	939	936	0.13
Taymax Group Acquisition, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.23%	7/31/2026	198	198	198	0.03
Trackforce Acquireco, Inc.	(13)	First Lien Term Loan	S + 5.25%	9.23%	6/23/2028	200	200	200	0.03
University Support Services LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.88%	2/10/2029	2,374	2,343	2,342	0.33
US Fitness Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.48%	9/4/2031	9,196	9,157	9,196	1.31
US Fitness Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	9/4/2031	1,764	(9)	—	—
US Fitness Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.50%	9.48%	9/4/2030	172	(1)	—	—
Vertex Service Partners, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.98%	11/8/2030	198	198	197	0.03
Vertex Service Partners, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	11/8/2030	250	48	40	0.01
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.98%	12/1/2027	1,851	1,845	1,847	0.26
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	12/1/2027	3,210	617	602	0.09
VPP Intermediate Holdings, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.75%	9.98%	12/1/2027	2,231	2,223	2,226	0.32
VPP Intermediate Holdings, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	9.88%	12/1/2027	2,624	2,614	2,611	0.37
VPP Intermediate Holdings, LLC	(7)(12)	First Lien Revolver	S + 5.75%	9.98%	12/1/2027	229	(1)	(1)	—
							89,209	89,099	12.67
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.25%	7.23%	1/31/2032	800	799	793	0.11
Guardian US Holdco LLC	(5)(8)(14)	First Lien Term Loan	S + 3.50%	7.48%	1/31/2030	2,227	2,235	2,231	0.32
Virgin Media Bristol LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.18%	7.12%	3/31/2031	2,000	1,989	1,975	0.28
Zacapa S.a r.l.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.75%	7.73%	3/22/2029	2,992	2,997	3,000	0.43
							8,020	7,999	1.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electrical Equipment
Infinite Bidco LLC	(5)(8)(14)	First Lien Term Loan	S + 6.25%	10.23%	3/2/2028	$99	$99	$97	0.01%
Power Grid Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	12/2/2030	8,912	8,912	8,812	1.25
Power Grid Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	12/2/2030	890	107	97	0.01
TPC Engineering Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.73%	2/16/2027	7,050	7,007	7,050	1.00
TPC Engineering Holdings, Inc.	(7)(12)	First Lien Revolver	S + 5.50%	9.73%	2/16/2027	441	173	176	0.03
							16,298	16,232	2.30
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	7/20/2029	3,860	3,828	3,821	0.54
Dwyer Instruments, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/20/2029	505	(2)	(5)	—
Dwyer Instruments, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	7/20/2029	706	50	50	0.01
Excelitas Technologies Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	8/13/2029	2,522	(10)	(3)	—
Phoenix 1 Buyer Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	11/20/2030	5,799	5,799	5,799	0.82
Phoenix 1 Buyer Corp.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	11/20/2029	1,142	—	—	—
Wildcat Topco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	11/17/2031	1,502	1,496	1,498	0.21
Wildcat Topco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	11/17/2031	270	(1)	(1)	—
Wildcat Topco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	11/17/2031	270	6	7	—
							11,166	11,166	1.58
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	8/27/2031	6,072	6,047	6,072	0.86
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/27/2031	1,530	(7)	—	—
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	8/27/2031	1,020	(4)	—	—
DMC Holdco, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.88%	7/13/2029	198	196	198	0.03
Integrated Power Services Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.99%	11/22/2028	7,345	7,341	7,333	1.04
Integrated Power Services Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.99%	11/22/2028	5,106	(11)	(10)	—
Phillips & Temro Industries Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.38%	3/12/2027	192	192	191	0.03
							13,754	13,784	1.96
Financial Services
1364720 B.C. LTD.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.38%	9/9/2028	CAD 8,954	6,327	6,432	0.91
1364720 B.C. LTD.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.38%	9/9/2028	CAD 5,598	3,590	3,545	0.50
Aprio Advisory Group, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	8/1/2031	8,313	8,294	8,273	1.18
Aprio Advisory Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/1/2031	4,167	931	922	0.13
Aprio Advisory Group, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/1/2031	3,257	3,252	3,242	0.46
Aprio Advisory Group, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	8/1/2031	1,638	(3)	(8)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	8/2/2028	2,740	2,747	2,741	0.39

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/30/2029	$5,000	$333	$354	0.05%
Cerity Partners Equity Holding LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/28/2029	11,399	11,376	11,399	1.62
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.38%	7/28/2028	543	67	68	0.01
CFGI Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	11/2/2027	6,247	6,211	6,212	0.88
CFGI Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	11/2/2027	270	(2)	(2)	—
Cherry Bekaert Advisory LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	6/30/2028	198	198	198	0.03
ClearCapital Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	6/30/2032	2,151	2,137	2,138	0.30
ClearCapital Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/30/2032	1,024	(3)	(6)	—
ClearCapital Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	6/30/2032	410	(3)	(2)	—
Contractual Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.73%	10/10/2030	198	198	197	0.03
Focus Financial Partners, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	9/15/2031	5,055	5,043	5,062	0.72
Foreside Financial Group, LLC	(12)	First Lien Term Loan	S + 5.25%	9.38%	9/30/2027	564	564	564	0.08
Foreside Financial Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	9/30/2027	11,643	1,358	1,358	0.19
Frazier & Deeter Advisory, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	5/3/2032	2,203	2,194	2,203	0.31
Frazier & Deeter Advisory, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	5/3/2032	937	(3)	—	—
Frazier & Deeter Advisory, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	5/2/2031	325	(2)	—	—
GTCR Everest Borrower, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.73%	9/5/2031	384	383	384	0.05
Heights Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.83%	8/25/2028	5,307	5,307	5,307	0.75
Heights Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.08%	8/25/2028	923	919	919	0.13
Heights Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.08%	8/25/2028	1,254	(3)	(6)	—
Heights Buyer, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	9.83%	8/25/2028	869	861	869	0.12
Heights Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.75%	9.83%	8/25/2028	764	87	87	0.01
Kestra Advisor Services Holdings A, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	7.13%	3/22/2031	2,209	2,211	2,213	0.31
Kriv Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	7/31/2031	452	451	449	0.06
Kriv Acquisition Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/31/2031	2,042	(7)	(10)	—
Kriv Acquisition Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	7/31/2031	186	17	17	—
Minotaur Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	6/3/2030	8,616	8,542	8,542	1.21
Minotaur Acquisition, Inc.	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	1,407	1,395	1,395	0.20
Minotaur Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	1,455	(12)	(12)	—
Minotaur Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	9.13%	6/3/2030	873	(7)	(7)	—
NAB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.48%	11/23/2028	2,494	2,469	2,416	0.34
Neon Maple Purchaser Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	11/17/2031	4,975	4,995	4,981	0.71
Osaic Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	7.13%	7/30/2032	2,370	2,372	2,372	0.34
Osttra Group Ltd.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.50%	7.48%	5/20/2032	721	717	725	0.10
Pathstone Family Office LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.23%	5/15/2029	3,771	3,756	3,762	0.53
Pathstone Family Office LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	5/15/2029	1,454	(9)	(4)	—
Pathstone Family Office LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.23%	5/15/2028	374	(1)	(1)	—
Petrus Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	10/17/2029	198	198	198	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Project Accelerate Parent LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.23%	2/24/2031	$100	$—	$—	—%
Ryan, LLC	(5)(7)(15)	First Lien Revolver	S + 3.00%	7.13%	11/14/2028	100	49	49	0.01
The Chartis Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	9/17/2031	1,256	1,251	1,250	0.18
The Chartis Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	9/17/2031	388	(2)	(2)	—
The Chartis Group, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	9/17/2031	194	(1)	(1)	—
Wealth Enhancement Group, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	198	197	198	0.03
Wealth Enhancement Group, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	12,105	1,504	1,491	0.21
Wealth Enhancement Group, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.48%	10/2/2028	323	—	(1)	—
							92,443	92,470	13.11
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.88%	3/10/2028	100	34	39	0.01
Fiesta Purchaser, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	2/12/2031	4,153	4,164	4,150	0.59
Primary Products Finance LLC	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.23%	4/1/2029	4,011	4,027	3,924	0.56
RB Holdings Interco, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	5/4/2028	198	195	198	0.03
Sigma Holdco B.V.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.76%	1/3/2028	4,077	4,086	3,942	0.56
Sugar Ppc Buyer LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/2/2031	6,795	2,007	2,002	0.28
WPP Bullet Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	12/7/2030	5,130	5,098	5,079	0.72
WPP Bullet Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	12/7/2029	83	(1)	(1)	—
							19,610	19,333	2.75
Gas Utilities
Edpo, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	12/10/2029	11,569	11,562	11,513	1.64
Edpo, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/10/2029	1,657	(4)	(8)	—
Edpo, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	12/8/2028	744	65	65	0.01
							11,623	11,570	1.65
Ground Transportation
AMS Parent, LLC	(5)(8)(13)	First Lien Term Loan	S + 4.75%	8.99%	10/25/2028	198	196	187	0.03
							196	187	0.03
Health Care Technology
Acentra Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.48%	12/17/2029	76	75	76	0.01
Acentra Holdings, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	12/17/2029	220	—	—	—
Athenahealth Group Inc.	(5)(7)(15)	First Lien Revolver	S + 2.75%	6.88%	2/15/2027	100	—	—	—
Bracket Intermediate Holding Corp.	(7)(14)	First Lien Revolver	S + 4.50%	8.48%	2/7/2028	100	—	—	—
Caerus US 1 Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	5/25/2029	198	195	198	0.03
Continental Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	4/2/2031	6,720	6,720	6,704	0.95
Continental Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/2/2031	1,818	134	131	0.02
Continental Buyer, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	4/2/2031	1,398	(2)	(3)	—
Cotiviti, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	3/26/2032	4,924	4,876	4,844	0.69
DeLorean Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	12/16/2031	4,334	4,305	4,302	0.61
DeLorean Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/16/2031	653	(5)	(5)	—
Empower Payments Investor, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	3/12/2031	5,248	5,240	5,210	0.74

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
Empower Payments Investor, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	3/12/2031	$1,805	$(4)	$(14)	—%
Empower Payments Investor, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	3/12/2031	304	304	302	0.04
Empower Payments Investor, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	3/12/2030	163	—	(1)	—
Ensemble RCM, LLC	(5)(7)(15)	First Lien Revolver	S + 3.00%	6.98%	6/27/2028	100	—	—	—
F&M Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	3/18/2032	3,582	3,565	3,582	0.51
F&M Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	3/18/2032	1,194	(3)	—	—
F&M Buyer LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	3/18/2032	522	(3)	—	—
Goldeneye Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	3/31/2032	12,018	11,990	12,018	1.71
Goldeneye Parent, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	3/31/2032	1,744	(4)	—	—
HT Intermediary III, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	11/12/2030	6,253	6,228	6,221	0.88
HT Intermediary III, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	11/12/2030	1,527	(3)	(8)	—
HT Intermediary III, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	11/12/2030	573	17	16	—
IMO Investor Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.85%	5/11/2029	3,210	3,210	3,210	0.46
IMO Investor Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	5/11/2029	337	337	337	0.05
IMO Investor Holdings, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.85%	5/11/2029	385	385	385	0.05
IMO Investor Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.85%	5/11/2028	370	—	—	—
Invictus Buyer, LLC	(13)	First Lien Term Loan	S + 4.50%	8.48%	6/3/2031	7,760	7,760	7,760	1.10
Invictus Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/3/2031	3,266	—	—	—
Invictus Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	6/3/2031	1,210	—	—	—
Net Health Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	7/7/2031	7,531	7,487	7,493	1.07
Net Health Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	7/3/2031	1,497	1,489	1,489	0.21
Net Health Acquisition Corp.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	7/7/2031	973	(4)	(5)	—
SDS Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.83%	9/30/2027	198	198	198	0.03
Swoop Intermediate III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.63%	4/12/2032	5,161	5,149	5,149	0.73
Swoop Intermediate III, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/12/2032	3,643	(4)	(9)	—
Swoop Intermediate III, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.63%	4/12/2032	1,214	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	3/12/2032	5,586	5,572	5,572	0.79
Unlimited Technology Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	3/12/2032	747	(2)	(2)	—
Wisdom Purchaser, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.48%	7/24/2032	6,152	6,136	6,137	0.87
Wisdom Purchaser, LLC	(7)(14)	First Lien Revolver	S + 4.50%	8.48%	7/24/2032	636	(2)	(2)	—
Zelis Cost Management Buyer, Inc.	(5)(7)(15)	First Lien Revolver	S + 2.75%	6.73%	1/17/2029	100	—	—	—
							81,333	81,282	11.55
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.73%	1/31/2028	200	200	200	0.03
Aspen Medical Products, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.88%	6/10/2028	1,833	1,833	1,833	0.26
Belmont Instrument, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	8/19/2028	198	198	198	0.03
Blades Buyer, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.23%	3/28/2028	200	200	200	0.03
Blades Buyer, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	3/28/2028	7	7	7	—
Cadence, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	5/21/2026	198	198	197	0.03
CDL Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	12/7/2027	198	198	197	0.03
CDL Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	12/7/2027	2,802	2,790	2,788	0.40

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
CDL Parent, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/7/2027	$702	$(2)	$(4)	—%
CPC/Cirtec Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	1/30/2029	1,652	1,646	1,644	0.23
CPC/Cirtec Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	10/31/2028	558	87	86	0.01
Resonetics, LLC	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.73%	6/18/2029	100	(1)	—	—
TIDI Legacy Products, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	12/19/2029	198	198	198	0.03
							7,552	7,544	1.08
Healthcare Providers and Services
123Dentist Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 5.00%	7.56%	8/10/2029	CAD 10,084	5,881	5,924	0.84
AB Centers Acquisition Corporation	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2031	6,094	6,067	6,072	0.86
AB Centers Acquisition Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	7/2/2031	452	159	160	0.02
AB Centers Acquisition Corporation	(7)(13)	First Lien Revolver	S + 5.25%	9.38%	7/2/2031	428	(2)	(2)	—
ACI Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 2.75%	10.23% (Incl. 3.25% PIK)	8/2/2028	205	205	198	0.03
Arrow Management Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	7/26/2032	2,197	2,186	2,187	0.31
Arrow Management Acquisition, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/26/2032	785	(2)	(4)	—
Arrow Management Acquisition, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	7/26/2032	262	(1)	(1)	—
Azalea TopCo, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.13%	4/30/2031	1,496	1,498	1,494	0.21
Cardiology Management Holdings, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	1/31/2029	198	198	196	0.03
Community Medical Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.50%	8.60%	12/15/2028	99	97	99	0.01
Crown Laundry, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	5/28/2031	2,674	2,661	2,664	0.38
Crown Laundry, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	5/28/2031	435	(1)	(2)	—
Crown Laundry, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	5/28/2031	507	(3)	(2)	—
CVR Management, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	1/4/2027	111	—	—	—
CVR Management, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	1/4/2027	198	198	197	0.03
DCA Investment Holding LLC	(8)(13)	First Lien Term Loan	S + 6.41%	10.38%	4/3/2028	198	195	181	0.03
Docs, MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.98%	6/1/2028	99	98	99	0.01
ENT MSO, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	12/31/2028	159	159	158	0.02
EPFS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	7/31/2031	6,040	6,009	6,011	0.85
EPFS Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/31/2031	1,029	(3)	(5)	—
EPFS Buyer, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	7/31/2031	686	(3)	(3)	—
Eyesouth Eye Care Holdco, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.73%	10/5/2029	2,118	2,118	2,118	0.30
Eyesouth Eye Care Holdco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.73%	10/5/2029	4,293	2,430	2,454	0.35
Golden State Buyer, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.75%	8.98%	3/21/2027	198	198	198	0.03
ImageFirst Holdings, LLC	(5)(7)(15)	First Lien Revolver	S + 3.25%	7.23%	3/12/2030	2,800	—	—	—
IvyRehab Intermediate II, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.08%	4/23/2029	198	198	198	0.03
JKC Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	2/13/2032	377	376	375	0.05
JKC Parent, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/13/2032	131	126	130	0.02
JKC Parent, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/13/2032	702	(3)	(4)	—
JKC Parent, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	2/13/2032	87	—	—	—
MRO Corporation	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	6/9/2032	9,138	9,070	9,070	1.29
MRO Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/9/2032	795	(3)	(6)	—
MRO Corporation	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	6/9/2032	795	(6)	(6)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OB Hospitalist Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.48%	9/27/2027	$198	$198	$198	0.03%
OIS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	11/16/2028	3,802	3,742	3,755	0.53
OIS Management Services, LLC	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	11/16/2028	3,127	3,077	3,088	0.44
ONS MSO, LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.75%	9.73%	7/7/2028	212	210	206	0.03
ONS MSO, LLC	(7)(12)	First Lien Revolver	S + 6.25%	10.23%	7/7/2028	24	7	6	—
Onsite Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.75%	11.04% PIK	12/28/2027	346	346	345	0.05
Onsite Holdings, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.75%	11.04% PIK	12/28/2027	938	(5)	(5)	—
Onsite Holdings, LLC	(12)	First Lien Revolver	S + 6.75%	11.04% PIK	12/28/2025	94	94	94	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	5/22/2031	3,343	3,328	3,311	0.47
Orsini Pharmaceutical Services, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	5/22/2030	226	(1)	(2)	—
Phantom Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	9/19/2031	2,966	2,961	2,960	0.42
Phantom Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	9/19/2031	1,465	(6)	(7)	—
Phynet Dermatology LLC	(8)(12)	First Lien Term Loan	S + 6.50%	10.48%	10/20/2029	198	198	191	0.03
Premise Health Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	3/3/2031	6,042	6,042	6,042	0.86
Premise Health Holding Corp.	(7)(13)	First Lien Revolver	S + 5.25%	9.23%	3/1/2030	712	—	—	—
Raven Acquisition Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.13%	11/19/2031	4,643	4,644	4,647	0.66
Raven Acquisition Holdings, LLC	(5)(7)(15)	First Lien Delayed Draw Term Loan	S + 3.00%	7.13%	11/19/2031	333	(3)	—	—
RxSense Holdings LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	3/12/2027	4,088	4,088	4,068	0.58
RxSense Holdings LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	3/12/2027	619	—	(3)	—
Smile Doctors LLC	(8)(13)	First Lien Term Loan	S + 5.90%	9.85%	12/23/2028	99	99	99	0.01
Soleo Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	1/30/2032	4,807	4,799	4,807	0.68
Soleo Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/30/2032	704	(1)	—	—
Soleo Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	1/30/2032	704	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.88%	11/1/2027	198	198	198	0.03
Specialtycare, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2029	6,170	6,135	6,139	0.87
Specialtycare, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/18/2029	1,353	(3)	(7)	—
Specialtycare, Inc.	(7)(15)	First Lien Revolver	S + 3.75%	7.84%	12/18/2029	204	15	15	—
STCH Acquisition Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.48%	10/30/2026	2,281	2,275	2,281	0.32
STCH Acquisition Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.48%	10/30/2026	196	(1)	—	—
TurningPoint Healthcare Solutions, LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.98%	7/14/2027	198	197	198	0.03
United Digestive MSO Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	3/30/2029	198	198	198	0.03
Urology Management Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.63%	6/15/2027	198	196	198	0.03
USHV Management, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	9/8/2032	3,295	3,279	3,279	0.47
USHV Management, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	9/8/2032	1,016	(3)	(5)	—
USHV Management, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	9/8/2031	549	(3)	(3)	—
Valeris, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	9/19/2031	8,873	8,829	8,829	1.26
Vital Care Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	7/30/2031	5,289	5,268	5,266	0.75
Vital Care Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	7/30/2031	696	(3)	(3)	—
WCG Intermediate Corp.	(5)(8)(12)	First Lien Term Loan	S + 3.00%	7.13%	2/25/2032	2,039	2,029	2,027	0.29
							102,530	102,567	14.58

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	8/19/2027	$198	$197	$197	0.03%
Movati Athletic (Group) Inc.	(6)(8)(12)	First Lien Term Loan	C + 4.75%	7.63%	5/29/2030	CAD 7,476	5,354	5,357	0.76
Movati Athletic (Group) Inc.	(6)(7)(12)	First Lien Delayed Draw Term Loan	C + 4.75%	7.61%	5/29/2030	CAD 918	(7)	(2)	—
Southpaw Ap Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.50%	9.63%	3/2/2028	2,776	2,769	2,769	0.39
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	3/2/2028	626	567	569	0.08
Southpaw Ap Buyer, LLC	(7)(12)	First Lien Revolver	S + 5.50%	9.63%	3/2/2028	252	57	57	0.01
							8,937	8,947	1.27
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	10/1/2027	200	200	200	0.03
							200	200	0.03
Household Products
TPC US Parent, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.88%	2/23/2026	198	198	198	0.03
Wu Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	4/19/2032	10,264	10,239	10,239	1.46
Wu Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	4/19/2032	2,497	(3)	(6)	—
Wu Holdco, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	8.73%	4/19/2032	777	(2)	(2)	—
							10,432	10,429	1.49
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.38%	3/31/2028	2,977	2,983	2,987	0.42
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	E + 5.00%	6.93%	8/6/2032	EUR 617	715	722	0.10
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	8/6/2032	9,199	9,199	9,132	1.30
Harvey Tool Company, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/6/2032	3,424	(7)	(25)	—
Harvey Tool Company, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	8/6/2032	1,179	—	(8)	—
Indicor, LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 2.75%	6.73%	11/22/2029	2,492	2,500	2,498	0.36
							15,390	15,306	2.18
Insurance
Allied Benefit Systems Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	10/31/2030	3,346	3,346	3,346	0.48
Allied Benefit Systems Intermediate LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	10/31/2030	629	629	629	0.09
AMBA Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.33%	7/30/2027	3,578	3,560	3,560	0.51
AMBA Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.33%	7/30/2027	858	854	854	0.12
AMBA Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.33%	7/30/2027	223	(1)	(1)	—
Amerilife Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	8/31/2029	3,308	3,300	3,301	0.47
Amerilife Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	8/31/2029	13,318	11,139	11,145	1.58
Amerilife Holdings LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	8/31/2028	556	91	91	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
AQ Sunshine, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	7/24/2031	$198	$197	$198	0.03%
Ardonagh Midco 3 Limited	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.60%	2/15/2031	4,975	4,975	4,961	0.71
Asurion, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.49%	7/31/2027	3,990	3,995	3,991	0.57
Bellwether Buyer, L.L.C.	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	4/15/2032	4,182	4,173	4,172	0.59
Bellwether Buyer, L.L.C.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/15/2032	2,178	(3)	(5)	—
Bellwether Buyer, L.L.C.	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	4/15/2032	871	216	216	0.03
Beyond Risk Parent Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.73%	10/8/2027	6,369	515	526	0.07
Broadstreet Partners, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	6/13/2031	2,494	2,499	2,500	0.35
Foundation Risk Partners, Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/29/2030	4,294	205	215	0.03
Galway Borrower LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	9/29/2028	198	196	196	0.03
Imagine 360 LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	9/30/2028	1,389	1,384	1,389	0.20
Imagine 360 LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	9/30/2028	767	(3)	—	—
Imagine 360 LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	9/30/2028	327	(3)	—	—
Integrity Marketing Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	8/25/2028	7,603	7,580	7,565	1.08
Mclarens Midco Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	12/19/2027	2,570	2,570	2,557	0.36
Mclarens Midco Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/19/2027	663	462	459	0.06
Mclarens Midco Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/19/2027	898	898	894	0.13
Mclarens Midco Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.83%	12/19/2027	287	—	(1)	—
Oakbridge Insurance Agency, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.88%	11/1/2029	198	198	198	0.03
Oakbridge Insurance Agency, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	11/1/2029	2,583	703	712	0.10
OneDigital Borrower LLC	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	7/2/2031	2,494	2,494	2,497	0.35
Pareto Health Intermediate Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	6/1/2030	2,732	2,720	2,718	0.39
Pareto Health Intermediate Holdings, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/1/2030	653	(1)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	10/16/2028	7,995	7,963	7,995	1.14
Patriot Growth Insurance Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	10/16/2028	1,398	1,393	1,398	0.20
Patriot Growth Insurance Services, LLC	(7)(13)	First Lien Revolver	S + 5.00%	9.08%	10/16/2028	534	(2)	—	—
Riser Interco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	10/31/2029	899	899	899	0.13
Riser Interco, LLC	(8)(13)	First Lien Term Loan	SON + 4.75%	8.72%	10/31/2029	GBP 1,512	2,000	2,033	0.29
Riser Interco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/31/2029	1,493	(2)	—	—
Riser Interco, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	10/31/2029	600	136	136	0.02
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	12/31/2031	6,735	6,706	6,701	0.95
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/31/2031	1,803	531	526	0.07
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	12/31/2031	903	(5)	(5)	—
THG Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	10/31/2031	2,946	2,946	2,946	0.42
THG Acquisition, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	10/31/2031	660	107	107	0.01
THG Acquisition, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	10/31/2031	330	25	25	—
Trucordia Insurance Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.38%	6/17/2032	271	270	272	0.04
World Insurance Associates, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	4/3/2030	4,063	4,061	4,053	0.58
World Insurance Associates, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/3/2030	2,859	606	604	0.09
World Insurance Associates, LLC	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	4/3/2030	209	(1)	(1)	—
							86,521	86,569	12.31

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(13)	First Lien Term Loan	S + 6.25%	10.23%	6/30/2028	$200	$200	$198	0.03%
Cardinal Parent, Inc.	(5)(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	11/12/2027	198	187	197	0.03
DT1 Midco Corp	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	12/30/2031	6,456	6,427	6,423	0.91
DT1 Midco Corp	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/30/2031	2,000	1,996	1,990	0.28
DT1 Midco Corp	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/30/2031	2,540	10	5	—
DT1 Midco Corp	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	12/30/2030	1,183	(4)	—	—
Govdelivery Holdings, LLC	(8)(13)	First Lien Term Loan	S + 3.50%	9.73% (Incl. 2.25% PIK)	1/17/2031	201	201	201	0.03
Marco Technologies, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.38%	11/24/2026	200	200	200	0.03
Medallia, Inc.	(8)(13)	First Lien Term Loan	S + 2.50%	10.45% (Incl. 4.00% PIK)	10/29/2028	104	102	92	0.01
Noble Midco 3 Limited	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	6/10/2031	5,056	5,056	5,056	0.72
Noble Midco 3 Limited	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/10/2031	824	—	—	—
Noble Midco 3 Limited	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/10/2030	1,120	—	—	—
Oeconnection LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	4/22/2031	4,385	4,385	4,399	0.62
Oeconnection LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	4/22/2031	765	757	768	0.11
Oeconnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	4/22/2031	2,138	—	7	—
Oeconnection LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.38%	4/22/2031	482	—	—	—
PDI TA Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.48%	2/3/2031	206	206	206	0.03
Ridge Trail US Bidco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.35%	9/30/2031	8,621	8,567	8,556	1.22
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.35%	9/30/2031	2,995	(20)	(22)	—
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.35%	3/31/2031	998	263	262	0.04
Safety Borrower Holdings LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.88%	9/1/2027	3,466	3,466	3,451	0.49
Safety Borrower Holdings LLC	(7)(15)	First Lien Revolver	S + 4.75%	8.73%	9/1/2027	499	162	160	0.02
Saturn Borrower Inc	(8)(12)	First Lien Term Loan	S + 6.00%	9.98%	11/13/2028	3,891	3,868	3,881	0.55
Saturn Borrower Inc	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	11/13/2028	1,422	(4)	(4)	—
Saturn Borrower Inc	(7)(12)	First Lien Revolver	S + 6.00%	10.13%	11/13/2028	640	149	152	0.02
Spirit RR Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.58%	9/13/2028	3,227	3,221	3,211	0.46
Spirit RR Holdings, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.58%	9/13/2028	464	463	462	0.06
Spirit RR Holdings, Inc.	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.58%	9/13/2028	267	267	267	0.04
Spirit RR Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.58%	9/13/2028	272	(1)	(1)	—
Storable, Inc.	(5)(7)(15)	First Lien Revolver	S + 2.75%	6.73%	4/16/2029	100	—	—	—
Trunk Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	10.13%	2/19/2030	1,998	1,993	1,998	0.28
Trunk Acquisition, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	2/19/2030	1,836	1,555	1,561	0.22
VS Buyer, LLC	(5)(7)(15)	First Lien Revolver	S + 2.25%	6.23%	4/12/2029	100	—	—	—
Welocalize, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	6/23/2026	198	198	197	0.03
							43,870	43,873	6.23

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	12/12/2029	$6,097	$6,097	$6,067	0.86%
Kwol Acquisition, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/12/2029	1,918	(5)	(9)	—
Kwol Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/12/2029	1,066	(1)	(5)	—
LSCS Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.48%	3/4/2032	1,493	1,485	1,473	0.21
Sotera Health Holdings, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.50%	6.63%	5/30/2031	1,791	1,791	1,796	0.26
							9,367	9,322	1.33
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	8.23%	3/25/2031	1,980	1,991	1,970	0.28
Clyde Industries Us Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2026	165	165	165	0.02
Dynatect Group Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.58%	9/30/2026	191	191	191	0.03
Flow Control Solutions, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	3/29/2029	5,238	1,224	1,255	0.18
Flow Control Solutions, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	3/29/2029	936	208	214	0.03
Madison IAQ LLC	(5)(8)(14)	First Lien Term Loan	S + 3.25%	7.10%	5/6/2032	823	815	828	0.12
Merlin Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.73%	12/14/2028	9,383	9,373	9,375	1.33
Merlin Buyer, Inc.	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.73%	12/14/2026	1,450	(12)	(1)	—
Process Equipment, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.35%	9/6/2026	197	197	194	0.03
Process Insights Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 6.25%	10.23%	7/18/2029	198	198	183	0.03
RFI Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.58%	8/5/2030	3,468	3,451	3,451	0.49
RFI Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.58%	8/5/2030	2,601	(6)	(13)	—
RFI Buyer, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.58%	8/5/2030	600	(3)	(3)	—
SPX Flow, Inc.	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.88%	4/5/2029	556	556	559	0.08
Victory Buyer LLC	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.99%	11/19/2028	100	55	56	0.01
							18,403	18,424	2.63
Media
Klick, Inc.	(6)(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	3/31/2028	727	721	727	0.10
MH Sub I, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.25%	8.38%	12/31/2031	2,481	2,459	2,289	0.33
Planet US Buyer LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.98%	2/7/2031	2,382	2,387	2,398	0.34
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	3/4/2030	1,713	1,711	1,618	0.23
							7,278	7,032	1.00
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.48%	8/20/2031	3,109	3,109	3,119	0.44
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	7/24/2028	5,117	5,109	5,077	0.72
Valicor PPC Intermediate II LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/24/2028	438	437	434	0.06
Valicor PPC Intermediate II LLC	(7)(12)	First Lien Revolver	S + 5.00%	9.13%	1/24/2028	710	84	80	0.01
							8,739	8,710	1.23
Personal Care Products
Apothecary Products, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.85%	7/27/2026	189	189	187	0.03
Swanson Health Products, Incorporated	(8)(12)	First Lien Term Loan	S + 5.75%	9.99%	6/30/2027	183	183	181	0.03
							372	368	0.06

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(14)	First Lien Term Loan	S + 3.50%	7.63%	8/1/2032	$1,509	$1,510	$1,511	0.21%
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	9/30/2030	3,001	3,001	2,971	0.42
Bamboo US BidCo LLC	(8)(12)	First Lien Term Loan	E + 5.25%	7.28%	9/30/2030	EUR 2,700	2,952	3,137	0.45
Bamboo US BidCo LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/30/2030	714	(2)	(7)	—
Bamboo US BidCo LLC	(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/30/2030	463	463	459	0.07
Bamboo US BidCo LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.38%	9/30/2030	714	653	651	0.09
Bamboo US BidCo LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	10/1/2029	826	—	(8)	—
Bridges Consumer Healthcare Intermediate LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	12/22/2031	4,673	4,652	4,673	0.66
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	12/22/2031	2,226	1,774	1,779	0.25
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	12/22/2031	2,000	(5)	—	—
Bridges Consumer Healthcare Intermediate LLC	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	12/22/2031	894	(4)	—	—
Exactcare Parent, Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.48%	11/5/2029	198	198	198	0.03
Puma Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.23%	3/29/2032	8,119	8,089	8,119	1.15
Puma Buyer, LLC	(7)(14)	First Lien Revolver	S + 4.25%	8.23%	3/29/2032	1,313	(5)	—	—
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	4/4/2029	2,486	2,476	2,486	0.35
Tersera Therapeutics, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	4/4/2029	3,845	3,845	3,845	0.55
Tersera Therapeutics, LLC	(7)(12)	First Lien Revolver	S + 5.75%	9.73%	4/4/2029	116	—	—	—
							29,597	29,814	4.23
Professional Services
ABC Legal Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	8/13/2032	1,312	1,305	1,305	0.19
ABC Legal Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	8/13/2032	393	(1)	(2)	—
ABC Legal Holdings, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	8/13/2032	255	(1)	(1)	—
Access CIG, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.13%	8/19/2030	1,247	1,247	1,252	0.18
Analytic Partners, LP	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	4/4/2030	3,883	3,877	3,883	0.55
Analytic Partners, LP	(7)(15)	First Lien Revolver	S + 4.50%	8.63%	4/4/2030	502	(2)	—	—
Applied Technical Services, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	4/8/2031	6,376	6,348	6,376	0.91
Applied Technical Services, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	4/8/2031	645	174	180	0.03
Applied Technical Services, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.23%	4/8/2031	645	97	103	0.01
AQ Carver Buyer, Inc.	(5)(7)(15)	First Lien Revolver	S + 5.25%	9.33%	8/2/2028	100	—	—	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.25%	8.23%	11/18/2031	2,861	2,849	2,861	0.41
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	11/18/2031	1,457	304	308	0.04
Carr, Riggs & Ingram Capital, L.L.C.	(7)(14)	First Lien Revolver	S + 4.25%	8.23%	11/18/2031	667	(3)	—	—
Clinical Education Alliance, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	12/21/2026	99	98	99	0.01
Crisis Prevention Institute, Inc.	(5)(7)(14)	First Lien Revolver	S + 4.75%	8.73%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	9/9/2028	2,832	2,832	2,802	0.40
Disa Holdings Corp.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	9/9/2028	551	551	546	0.08
Disa Holdings Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	9/9/2028	588	571	565	0.08
Foreigner Bidco Inc.	(8)(12)	First Lien Term Loan	S + 5.50%	9.73%	4/19/2028	200	200	200	0.03
Grant Thornton Advisors LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.50%	6.63%	6/2/2031	3,328	3,330	3,312	0.47

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
HSI Halo Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	6/30/2031	$7,767	$7,751	$7,767	1.10%
HSI Halo Acquisition, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2031	1,396	694	697	0.10
HSI Halo Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	6/28/2030	932	(2)	—	—
IG Investments Holdings, LLC	(13)	First Lien Term Loan	S + 5.00%	8.98%	9/22/2028	2,589	2,589	2,589	0.37
IG Investments Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	9/22/2028	293	—	—	—
Iris Buyer LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	10/2/2030	198	195	198	0.03
KENE Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	2/7/2031	198	198	196	0.03
Keng Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.48%	8/1/2029	198	196	197	0.03
Marina Acquisition, Inc.	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	7/1/2030	2,130	2,112	2,082	0.30
Marina Acquisition, Inc.	(7)(12)	First Lien Revolver	S + 5.00%	8.98%	7/1/2030	307	77	73	0.01
MHE Intermediate Holdings, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.13%	7/21/2027	200	200	199	0.03
Monarch Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.88%	6/2/2032	4,922	4,898	4,898	0.70
Monarch Buyer, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/2/2032	2,051	(5)	(10)	—
Monarch Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.75%	8.88%	6/2/2032	923	(4)	(5)	—
OMNIA Partners, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.48%	7/25/2030	4,135	4,148	4,142	0.59
Propio LS, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	5/10/2030	7,282	7,246	7,227	1.03
Propio LS, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	5/10/2030	200	(1)	(1)	—
Rimkus Consulting Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	4/1/2031	8,894	8,894	8,627	1.23
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	4/1/2031	2,248	476	409	0.06
Rimkus Consulting Group, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.23%	4/1/2030	1,201	300	264	0.04
Ruppert Landscape, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	12/3/2029	4,598	4,590	4,577	0.65
Ruppert Landscape, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/3/2029	605	605	603	0.08
Ruppert Landscape, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/3/2029	6,414	2,307	2,331	0.33
Ruppert Landscape, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	12/3/2029	865	235	234	0.03
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.63%	7/31/2031	2,977	2,984	2,977	0.42
Skopima Consilio Parent LLC	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.88%	5/12/2028	4,141	4,145	3,529	0.50
TRC Companies LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.13%	12/8/2028	2,982	2,984	2,990	0.42
USRP Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	12/31/2029	8,610	8,577	8,610	1.22
USRP Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/31/2029	2,769	1,215	1,226	0.17
USRP Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	12/31/2029	900	(4)	—	—
Vaco Holdings, LLC	(5)(7)(13)	First Lien Revolver	S + 5.00%	8.98%	1/21/2027	100	—	(14)	—
Vensure Employer Services, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.98%	9/27/2031	2,320	2,311	2,309	0.33
Vensure Employer Services, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	9/27/2031	164	(1)	(1)	—
VT Topco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	8/9/2030	995	993	966	0.14
YA Intermediate Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.60%	10/1/2031	5,378	5,355	5,378	0.76
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.60%	10/1/2031	2,256	234	238	0.03
YA Intermediate Holdings II, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.60%	10/1/2031	1,084	95	99	0.01
							100,363	99,390	14.13

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.48%	9/15/2028	$10,151	$10,122	$10,103	1.44%
Sako and Partners Lower Holdings LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	9/15/2028	1,091	(4)	(5)	—
							10,118	10,098	1.44
Software
365 Retail Markets, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.48%	12/23/2028	3,846	3,846	3,846	0.55
365 Retail Markets, LLC	(8)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	12/23/2028	1,739	1,739	1,739	0.25
365 Retail Markets, LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	12/23/2028	906	906	906	0.13
Adelaide Borrower, LLC	(13)	First Lien Term Loan	S + 3.38%	10.73% (Incl. 3.38% PIK)	5/8/2030	202	200	200	0.03
Ahead DB Holdings, LLC	(5)(8)(13)	First Lien Term Loan	S + 2.75%	6.73%	2/1/2031	998	1,000	1,000	0.14
Alta Buyer, LLC	(8)(12)	First Lien Term Loan	S + 5.00%	8.98%	12/21/2027	198	197	198	0.03
AQA Acquisition Holding, Inc.	(5)(7)(15)	First Lien Revolver	S + 3.25%	7.23%	3/3/2028	100	—	—	—
Artifact Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.23%	7/28/2031	3,354	3,333	3,354	0.48
Artifact Bidco, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	7/28/2031	821	(5)	—	—
Artifact Bidco, Inc.	(7)(14)	First Lien Revolver	S + 4.25%	8.23%	7/26/2030	587	(3)	—	—
Banker's Toolbox, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	7/27/2027	198	197	197	0.03
Bluecat Networks (USA) Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	9.98% (Incl. 1.00% PIK)	8/8/2028	1,477	1,468	1,477	0.21
Boxer Parent Company Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.98%	7/30/2031	4,975	4,980	4,973	0.71
Camelot U.S. Acquisition LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.88%	1/31/2031	4,260	4,269	4,239	0.60
Catalis Intermediate, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.63%	8/4/2027	99	98	99	0.01
Central Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.23%	7/6/2029	3,453	3,434	2,996	0.42
Cloud Software Group, Inc.	(5)(6)(7)(15)	First Lien Revolver	S + 3.25%	7.23%	9/28/2029	100	—	—	—
Concord Global Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	12/29/2031	3,946	3,928	3,946	0.56
Concord Global Acquisition, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	12/29/2031	1,715	408	412	0.06
Concord Global Acquisition, LLC	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	12/29/2031	686	(3)	—	—
Digital.AI Software Holdings, Inc.	(8)(12)	First Lien Term Loan	S + 6.00%	9.98%	8/10/2028	99	99	99	0.01
DS Admiral Bidco, LLC	(5)(7)(15)	First Lien Revolver	S + 3.75%	7.73%	6/26/2029	100	—	—	—
DT Intermediate Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 2.75%	9.98% (Incl. 3.25% PIK)	2/24/2028	3,381	3,369	3,381	0.48
DT Intermediate Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	2/24/2028	1,658	(6)	—	—
e-Discovery AcquireCo, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	9.98%	8/29/2029	200	200	200	0.03
Eagan Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.48%	9/8/2032	5,765	5,751	5,751	0.82
Eagan Parent, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	9/8/2032	1,441	(2)	(4)	—
Eagan Parent, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.48%	9/8/2032	769	(2)	(2)	—
Eclipse Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.63%	9/8/2031	7,862	7,830	7,862	1.12
Eclipse Buyer, Inc.	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	9/8/2031	1,333	(6)	—	—
Eclipse Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.63%	9/8/2031	676	(3)	—	—
Emburse, Inc.	(8)(13)	First Lien Term Loan	S + 4.25%	8.23%	5/28/2032	7,368	7,350	7,351	1.04
Emburse, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	5/28/2032	1,316	(2)	(3)	—
Emburse, Inc.	(7)(13)	First Lien Revolver	S + 4.25%	8.23%	5/28/2032	1,316	(3)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Empyrean Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	11/26/2031	$1,382	$1,377	$1,382	0.20%
Empyrean Solutions, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	11/26/2031	553	(1)	—	—
Empyrean Solutions, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.48%	11/26/2031	207	(1)	—	—
Enverus Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.63%	12/24/2029	2,069	2,069	2,069	0.29
Enverus Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	12/24/2029	38	—	—	—
Enverus Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.63%	12/24/2029	214	9	9	—
ESG Investments, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	3/11/2028	2,094	2,095	2,094	0.30
Fourth Enterprises, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	3/21/2031	10,719	10,669	10,665	1.52
Fourth Enterprises, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	3/21/2031	2,079	(10)	(10)	—
Fourth Enterprises, LLC	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	3/21/2031	959	168	168	0.02
Genesys Cloud Services Holdings I, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.63%	1/30/2032	1,630	1,627	1,622	0.23
GS Acquisitionco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	5/25/2028	199	74	74	0.01
Higher Logic, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.23%	1/10/2029	4,533	4,515	4,533	0.64
Higher Logic, LLC	(7)(13)	First Lien Revolver	S + 5.25%	9.23%	1/10/2029	380	(2)	—	—
Hyphen Solutions, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	8/6/2032	2,707	2,701	2,701	0.38
Hyphen Solutions, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	8/6/2032	501	(1)	(1)	—
Hyphen Solutions, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.63%	8/6/2032	301	(1)	(1)	—
Inhabitiq Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.63%	1/12/2032	2,504	2,500	2,504	0.36
Inhabitiq Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	1/12/2032	697	(1)	—	—
Inhabitiq Inc.	(7)(13)	First Lien Revolver	S + 4.50%	8.63%	1/12/2032	436	(1)	—	—
Innovative Systems L.L.C.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	8/20/2032	3,391	3,375	3,375	0.48
Innovative Systems L.L.C.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/20/2032	1,453	(4)	(7)	—
Innovative Systems L.L.C.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	8/20/2032	484	(2)	(2)	—
Kaseya Inc.	(5)(7)(15)	First Lien Revolver	S + 3.25%	7.23%	3/20/2030	761	(4)	—	—
Kipu Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.23%	1/27/2027	198	198	198	0.03
KPA Parent Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	3/12/2032	7,112	7,078	7,112	1.01
KPA Parent Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	3/12/2032	1,016	(2)	—	—
KPA Parent Holdings, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	3/12/2032	711	(4)	—	—
Litera Bidco LLC	(8)(12)	First Lien Term Loan	S + 5.00%	9.13%	5/1/2028	198	198	198	0.03
Mastery Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	9/7/2029	198	198	196	0.03
McAfee Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	3/1/2029	3,722	3,727	3,566	0.51
Monotype Imaging Holdings Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.63%	2/28/2031	1,220	1,223	1,214	0.17
Monotype Imaging Holdings Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	2/28/2031	103	27	26	—
Monotype Imaging Holdings Inc.	(7)(13)	First Lien Revolver	S + 5.50%	9.63%	2/28/2030	154	—	(1)	—
Montana Buyer Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.88%	7/22/2029	2,643	2,639	2,643	0.38
Montana Buyer Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.88%	7/22/2028	307	(1)	—	—
MRI Software LLC	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	2/10/2027	6,929	6,909	6,916	0.98
MRI Software LLC	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	2/10/2027	1,289	1,280	1,287	0.18
MRI Software LLC	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	2/10/2027	265	26	26	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Nasuni Corporation	(8)(13)	First Lien Term Loan	S + 5.00%	8.85%	9/10/2030	$6,250	$6,208	$6,209	0.88%
Nasuni Corporation	(7)(13)	First Lien Revolver	S + 5.00%	8.85%	9/10/2030	1,302	(8)	(9)	—
Navex Topco, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	11/8/2030	5,151	5,151	5,151	0.73
Navex Topco, Inc.	(7)(13)	First Lien Revolver	S + 5.25%	9.38%	11/9/2028	1,797	—	—	—
North Star Acquisitionco, LLC	(8)(12)	First Lien Term Loan	S + 4.50%	8.48%	5/3/2029	4,374	4,366	4,374	0.62
North Star Acquisitionco, LLC	(8)(12)	First Lien Term Loan	C + 4.50%	7.06%	5/3/2029	CAD 1,544	1,115	1,109	0.16
North Star Acquisitionco, LLC	(7)(12)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	5/3/2029	275	263	264	0.04
North Star Acquisitionco, LLC	(7)(12)	First Lien Revolver	S + 4.50%	8.48%	5/3/2029	780	293	294	0.04
OLO Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.48%	9/13/2032	8,388	8,367	8,367	1.19
OLO Parent, Inc.	(7)(14)	First Lien Revolver	S + 4.50%	8.48%	9/13/2032	799	(2)	(2)	—
Onit, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.48%	1/27/2032	2,007	2,002	2,002	0.28
Onit, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	1/27/2032	6,316	6,289	6,316	0.90
Onit, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/27/2032	2,786	(6)	—	—
Onit, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	1/27/2032	929	(5)	—	—
Pegasus Transtech Holding, LLC	(8)(12)	First Lien Term Loan	S + 6.00%	10.13%	11/17/2026	197	197	197	0.03
Perforce Software, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.88%	3/21/2031	2,020	2,022	1,806	0.26
Prism Parent Co. Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	9/19/2028	5,523	5,435	5,468	0.78
Prism Parent Co. Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	9/19/2028	1,416	545	552	0.08
Proofpoint, Inc.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	7.13%	8/31/2028	992	992	998	0.14
Renaissance Holding Corp	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.13%	4/5/2030	1,980	1,981	1,721	0.24
Routeware, Inc.	(12)	First Lien Term Loan	S + 5.25%	9.23%	9/18/2031	3,182	3,168	3,182	0.45
Routeware, Inc.	(7)(12)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/18/2031	1,477	84	91	0.01
Routeware, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.38%	9/18/2031	341	67	68	0.01
Spartan Bidco PTY LTD	(6)(13)	First Lien Term Loan	S + 6.50%	10.63%	1/24/2028	4,843	4,823	4,818	0.69
Spartan Bidco PTY LTD	(6)(7)(13)	First Lien Revolver	S + 6.50%	10.58%	1/24/2028	385	(4)	(2)	—
Thunder Purchaser, Inc.	(8)(12)	First Lien Term Loan	S + 5.25%	9.38%	6/30/2028	199	199	198	0.03
Trimech Acquisition Corp.	(8)(12)	First Lien Term Loan	S + 4.75%	8.73%	3/10/2028	4,065	4,045	4,045	0.58
Trimech Acquisition Corp.	(12)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	3/10/2028	2,468	2,444	2,455	0.35
Trimech Acquisition Corp.	(7)(12)	First Lien Revolver	S + 4.75%	8.73%	3/10/2028	1,550	82	85	0.01
Ungerboeck Systems International, LLC	(12)	First Lien Term Loan	S + 5.25%	9.23%	4/30/2027	198	198	196	0.03
Validity, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.23%	4/12/2032	1,832	1,797	1,800	0.26
Validity, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	8.73%	4/10/2030	392	—	(7)	—
Vamos Bidco, Inc	(8)(14)	First Lien Term Loan	S + 4.75%	8.73%	1/30/2032	2,646	2,634	2,646	0.38
Vamos Bidco, Inc	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/30/2032	1,105	(2)	—	—
Vamos Bidco, Inc	(7)(14)	First Lien Revolver	S + 4.75%	8.73%	1/30/2032	332	109	111	0.02
WatchGuard Technologies, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2029	198	197	198	0.03
							174,260	173,471	24.68

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(13)	First Lien Term Loan	S + 3.00%	6.98%	5/4/2028	$872	$866	$872	0.12%
SCW Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	3/17/2032	5,190	5,174	5,190	0.74
SCW Holdings III Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	3/17/2032	977	(2)	—	—
SCW Holdings III Corp.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	3/17/2031	872	(3)	—	—
Shock Doctor Intermediate, LLC	(8)(12)	First Lien Term Loan	S + 5.75%	9.73%	11/20/2029	198	198	198	0.03
							6,233	6,260	0.89
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.73%	4/2/2029	198	198	196	0.03
Ubeo, LLC	(8)(12)	First Lien Term Loan	S + 5.25%	9.23%	7/3/2028	198	198	198	0.03
Victors Purchaser, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.73%	8/15/2031	9,148	9,131	9,148	1.30
Victors Purchaser, LLC	(7)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/15/2031	2,191	466	473	0.07
Victors Purchaser, LLC	(7)(14)	First Lien Revolver	S + 4.75%	8.73%	8/15/2031	1,254	(3)	—	—
							9,990	10,015	1.43
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	8.13%	5/21/2032	4,000	3,981	3,895	0.55
Gloves Buyer, Inc.	(7)(14)	First Lien Revolver	S + 4.00%	8.13%	5/22/2030	420	—	—	—
Team Acquisition Corporation	(7)(12)	First Lien Revolver	S + 7.00%	10.98%	11/21/2028	100	11	9	—
Varsity Brands, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.98%	8/26/2031	4,990	5,007	4,997	0.71
							8,999	8,901	1.26
Trading Companies and Distributors
Painters Supply and Equipment Co.	(8)(12)	First Lien Term Loan	S + 5.50%	9.58%	8/10/2027	198	196	191	0.03
Kele Holdco, Inc.	(8)(12)	First Lien Term Loan	S + 4.50%	8.63%	2/20/2028	198	198	198	0.03
Surfaceprep Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	2/4/2030	1,897	1,897	1,878	0.27
SurfacePrep Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/4/2030	3,033	2,290	2,266	0.32
Surfaceprep Buyer, LLC	(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/4/2030	360	360	357	0.05
Surfaceprep Buyer, LLC	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	2/4/2030	362	45	42	0.01
							4,986	4,932	0.71
Transportation Infrastructure
Psc Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.13%	4/3/2031	1,617	1,617	1,617	0.23
Psc Parent, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	4/3/2031	270	270	270	0.04
Psc Parent, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	4/3/2031	388	178	179	0.03
Psc Parent, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	9.13%	4/3/2030	292	101	101	0.01
VRS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.73%	7/19/2032	9,319	9,273	9,319	1.33
VRS Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/19/2032	1,908	(5)	—	—
VRS Buyer, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	8.73%	7/19/2032	1,272	(6)	—	—
							11,428	11,486	1.64

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)	First Lien Term Loan	S + 6.25%	10.23% (Incl. 9.23% PIK)	4/12/2027	$453	$453	$453	0.06%
Alert Media, Inc.	(7)(12)	First Lien Revolver	S + 5.25%	9.23%	4/12/2027	109	—	—	—
CCI Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.98%	5/13/2032	9,926	9,877	9,877	1.40
CCI Buyer, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	8.98%	5/13/2032	580	—	(3)	—
							10,330	10,327	1.46
Total Secured Debt Investments							1,377,503	1,374,990	195.54

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	801	793	783	0.11
							793	783	0.11
Total Unsecured Debt Investments							793	783	0.11

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	628	628	0.09
							628	628	0.09
Capital Markets
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	151	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	—	—	146	151	151	0.02
							302	302	0.04
Chemicals
Americhem, Inc.	(9)	Preferred	—	—	—	2	245	295	0.04
Buckman Laboratories	(9)	Common	—	—	—	373	373	373	0.05
							618	668	0.09
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	Preferred	—	—	—	1	1,050	1,050	0.15
							1,050	1,050	0.15
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	Common	—	—	—	1	726	726	0.10
TCB Holdings I LLC	(9)	Preferred	N/A	14.00% PIK	—	5	5,138	5,093	0.72
							5,864	5,819	0.82
Diversified Consumer Services
Seahawk Holdings, LP	(9)	Preferred	—	—	—	1	1,301	1,431	0.20
							1,301	1,431	0.20
Electronic Equipment, Instruments and Components
NSI Parent LP	(9)	Common	—	—	—	52	52	61	0.01
							52	61	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	N/A	12.00% PIK	—	$259	$280	$280	0.04%
							280	280	0.04
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	467	0.07
F&M Buyer LLC	(9)	Preferred	—	—	—	365	365	467	0.07
Goldeneye Parent, LLC	(3)(9)	Preferred	—	—	—	—	417	417	0.06
Goldeneye Parent, LLC	(9)	Common	—	—	—	20	—	—	—
Novacap TMT VI Co-Investment (Invita) LP	(9)	Common	—	—	—	202	202	202	0.03
Unlimited Technology Holdings, LLC	(9)	Preferred	—	—	—	552	552	552	0.08
							1,971	2,105	0.31
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Preferred	—	—	—	—	279	279	0.04
ACG Parent Holdings, LP	(9)	Common	—	—	—	3	3	3	—
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	156	0.02
MRO Corporation	(3)(9)	Common	—	—	—	—	239	268	0.04
							677	706	0.10
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	Preferred	—	—	—	1,369	1,369	1,369	0.19
							1,369	1,369	0.19
Professional Services
Monarch Buyer, Inc.	(9)	Common	—	—	—	1,376	1,376	1,376	0.20
							1,376	1,376	0.20
Software
Scorpion Holdings, LLC	(9)	Preferred	N/A	8.00% PIK	—	1	1,098	1,098	0.16
Scorpion Holdings, LLC	(9)	Common	—	—	—	1,000	—	—	—
							1,098	1,098	0.16
Specialty Retail
SCW Holdings III Corp.	(9)	Preferred	—	—	—	1	500	588	0.08
							500	588	0.08
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	218	0.03
							162	218	0.03
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	286	0.04
							286	286	0.04
Total Equity Investments							17,534	17,985	2.55
Total Investments - non-controlled/non-affiliated							1,395,830	1,393,758	198.20

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						29,010	29,010	4.12
Total Short-term Investments							29,010	29,010	4.12
Total Investments at fair value							$1,424,840	$1,422,768	202.32%

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Sterling Overnight Index Average ("SONIA" or "SON"), Euro Interbank Offered Rate ("EURIBOR" or "E") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 7.39% of total assets as calculated in accordance with regulatory requirements.
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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $17,985 or 2.56% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Preferred	July 25, 2025
ACG Parent Holdings, LP	Common	July 25, 2025
Americhem, Inc.	Preferred	February 28, 2025
Buckman Laboratories	Common	July 1, 2025
Clarity Technologies Holdings, LP	Common	September 25, 2025
DeLorean Topco, L.P.	Common	December 16, 2024
EPFS Acquisition Holdings, LP	Common	July 31, 2025
F&M Buyer LLC	Preferred	March 18, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Common	March 31, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
KPCI Co-Invest 2, LP	Common	September 26, 2025
Lal Group Holdings, LLC	Common	August 6, 2025
Lal Group Holdings, LLC	Preferred	August 6, 2025
Low Voltage Holdings Inc.	Preferred	April 28, 2025
Monarch Buyer, Inc.	Common	June 2, 2025
MRO Corporation	Common	June 9, 2025
Novacap TMT VI Co-Investment (Invita) LP	Common	August 12, 2025
NSI Parent LP	Common	December 23, 2024
OMERS Apollo Investment Holdings, LLC	Preferred	December 30, 2024
Scorpion Holdings, LLC	Preferred	December 27, 2024
Scorpion Holdings, LLC	Common	December 27, 2024
SCW Holdings III Corp.	Preferred	March 17, 2025
Seahawk Holdings, LP	Preferred	December 19, 2024
TCB Holdings I LLC	Preferred	January 31, 2025
Unlimited Technology Holdings, LLC	Preferred	March 12, 2025
VRS Parent Holdings LP	Common	July 18, 2025

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $29,010 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2025.
12.
Loan includes interest floor of 1.00%.
13.
Loan includes interest floor of 0.75%.
14.
Loan includes interest floor of 0.50%.
15.
Loan includes interest floor of 0.00%.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

As of September 30, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
123Dentist Inc.	Delayed Draw Term Loan	8/10/2026	$1,291	$(5)
1364720 B.C. LTD.	Delayed Draw Term Loan	4/3/2027	477	—
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	2,705	—
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	290	(1)
AB Centers Acquisition Corporation	Revolver	7/2/2031	428	(2)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	393	(2)
ABC Legal Holdings, LLC	Revolver	8/13/2032	255	(1)
Acentra Holdings, LLC	Delayed Draw Term Loan	3/20/2026	220	—
Alert Media, Inc.	Revolver	4/12/2027	109	—
AMBA Buyer, Inc.	Revolver	7/30/2027	223	(1)
American Residential Services LLC	Revolver	1/31/2030	870	(2)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(10)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	2,142	(5)
Amerilife Holdings LLC	Revolver	8/31/2028	463	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	2,655	(13)
Ampirical Solutions, LLC	Revolver	9/30/2032	708	(4)
Analytic Partners, LP	Revolver	4/4/2030	502	—
Anchor Packaging, LLC	Revolver	4/17/2029	100	—
Apex Service Partners, LLC	Revolver	10/24/2029	660	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	465	—
Applied Technical Services, LLC	Revolver	4/8/2031	542	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	3,226	(15)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,638	(8)
AQ Carver Buyer, Inc.	Revolver	8/2/2028	100	—
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	—
Arax MidCo, LLC	Delayed Draw Term Loan	11/30/2026	2,951	—
Arax MidCo, LLC	Revolver	4/11/2029	379	—
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	785	(4)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	262	(1)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	—
Artifact Bidco, Inc.	Revolver	7/26/2030	587	—
Athenahealth Group Inc.	Revolver	2/15/2027	100	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(5)
Ave Holdings III, Corp.	Revolver	2/25/2028	514	(15)
AWP Group Holdings, Inc.	Revolver	12/23/2030	184	(2)
Bamboo US BidCo LLC	Delayed Draw Term Loan	11/20/2026	714	(7)
Bamboo US BidCo LLC	Revolver	10/1/2029	826	(8)
Bamboo US BidCo LLC	Revolver	9/30/2030	55	(1)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,156	(10)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	61	—
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	2,178	(5)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	653	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Beyond Risk Parent Holdings, Inc.	Delayed Draw Term Loan	4/9/2026	$5,843	$—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	76	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	37	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	565	(7)
Bracket Intermediate Holding Corp.	Revolver	2/7/2028	100	—
BradyPlus Holdings, LLC	Delayed Draw Term Loan	11/1/2025	471	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	447	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	2,000	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	—
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2032	1,931	(10)
Bulab Holdings, Inc.	Revolver	7/1/2032	1,862	(9)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	1,149	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	667	—
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
CDL Parent, Inc.	Delayed Draw Term Loan	12/7/2027	702	(4)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/21/2027	4,646	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	475	—
CFGI Holdings, LLC	Revolver	11/2/2027	270	(2)
CFs Brands, LLC	Revolver	10/2/2029	493	—
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	1,024	(6)
ClearCapital Holdings, LLC	Revolver	6/30/2032	410	(2)
Cloud Software Group, Inc.	Revolver	9/28/2029	100	—
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	4/1/2032	33	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	248	(1)
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	1,304	—
Concord Global Acquisition, LLC	Revolver	12/29/2031	686	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/15/2027	1,682	(4)
Continental Buyer, Inc.	Revolver	4/2/2031	1,398	(3)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	468	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,529	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	—
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	435	(2)
Crown Laundry, LLC	Revolver	5/28/2031	507	(2)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	1,024	—
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	1,344	(3)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(1)
CVR Management, LLC	Delayed Draw Term Loan	1/4/2027	111	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	468	(4)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(5)
Disa Holdings Corp.	Delayed Draw Term Loan	3/1/2026	17	—
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	—
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,658	—
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,522	(13)
DT1 Midco Corp	Revolver	12/30/2030	1,183	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/21/2026	$505	$(5)
Dwyer Instruments, LLC	Revolver	7/20/2029	649	(6)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	1,441	(4)
Eagan Parent, Inc.	Revolver	9/8/2032	769	(2)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	676	—
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	2,433	—
Edgeco Buyer, Inc.	Revolver	6/1/2028	289	—
Edpo, LLC	Delayed Draw Term Loan	8/29/2027	1,657	(8)
Edpo, LLC	Revolver	12/8/2028	675	(3)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(3)
Emburse, Inc.	Revolver	5/28/2032	1,316	(3)
Empower Payments Investor, LLC	Delayed Draw Term Loan	6/28/2027	1,805	(14)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	(1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	—
Empyrean Solutions, LLC	Revolver	11/26/2031	207	—
Ensemble RCM, LLC	Revolver	6/27/2028	100	—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	64	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	38	—
Enverus Holdings, Inc.	Revolver	12/24/2029	205	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	1,029	(5)
EPFS Buyer, Inc.	Revolver	7/31/2031	686	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	395	(1)
Essential Services Holding Corporation	Revolver	6/17/2030	197	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,522	(3)
Eyesouth Eye Care Holdco, LLC	Delayed Draw Term Loan	4/1/2026	1,840	—
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	—
F&M Buyer LLC	Revolver	3/18/2032	522	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	3,219	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	1,117	—
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	3,984	—
Flow Control Solutions, Inc.	Revolver	3/29/2029	722	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	10,285	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	4,079	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(10)
Fourth Enterprises, LLC	Revolver	3/21/2031	786	(4)
FR Vision Holdings Inc	Delayed Draw Term Loan	1/20/2026	2,134	—
FR Vision Holdings Inc	Revolver	1/22/2030	248	—
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2027	937	—
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	325	—
Gloves Buyer, Inc.	Revolver	5/22/2030	420	(11)
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	125	—
GSV Holding, LLC	Revolver	10/18/2030	217	—
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	3,424	(25)
Harvey Tool Company, LLC	Revolver	8/6/2032	1,179	(8)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	$2,643	$—
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	12/13/2025	113	—
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	183	—
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(6)
Heights Buyer, LLC	Revolver	8/25/2028	677	—
Hercules Borrower LLC	Delayed Draw Term Loan	12/16/2025	2,092	(10)
Hercules Borrower LLC	Revolver	12/15/2028	589	(3)
Higher Logic, LLC	Revolver	1/10/2029	380	—
HighTower Holding, LLC	Revolver	2/1/2030	110	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	4,391	(21)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	699	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	932	—
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	1,527	(8)
HT Intermediary III, Inc.	Revolver	11/12/2030	554	(3)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	62	(1)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	501	(1)
Hyphen Solutions, LLC	Revolver	8/6/2032	301	(1)
IG Investments Holdings, LLC	Revolver	9/22/2028	293	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	—
Imagine 360 LLC	Revolver	9/30/2028	327	—
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	—
Inhabitiq Inc.	Revolver	1/12/2032	436	—
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	1,453	(7)
Innovative Systems L.L.C.	Revolver	8/20/2032	484	(2)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	7/23/2027	1,342	(13)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	5,106	(10)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	3,266	—
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
JHCC Holdings LLC	Revolver	9/9/2027	101	(1)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	702	(4)
JKC Parent, Inc.	Revolver	2/13/2032	87	—
Kaseya Inc.	Revolver	3/20/2030	761	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	287	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	1,016	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	—
Kriv Acquisition Inc.	Delayed Draw Term Loan	10/1/2027	2,042	(10)
Kriv Acquisition Inc.	Revolver	7/31/2031	168	(1)
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	1,918	(9)
Kwol Acquisition, Inc.	Revolver	12/12/2029	1,066	(5)
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	2,260	(11)
Lido Advisors, LLC	Revolver	5/10/2032	256	(1)
Lightbeam Bidco Inc.	Revolver	5/4/2029	491	—
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	3,223	(8)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Low Voltage Holdings Inc.	Revolver	4/28/2032	$1,421	$(4)
Low Voltage Holdings Inc.	Revolver	4/28/2032	128	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	1,372	—
Lubricant Engineers	Revolver	9/1/2029	885	—
Marina Acquisition, Inc.	Revolver	7/1/2030	227	(5)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	200	(1)
Mclarens Midco Inc.	Revolver	12/19/2027	287	(1)
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	—
Merlin Buyer, Inc.	Revolver	12/14/2026	1,450	—
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2026	1,455	(12)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(7)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	2,051	(10)
Monarch Buyer, Inc.	Revolver	6/2/2032	923	(5)
Monotype Imaging Holdings Inc.	Delayed Draw Term Loan	2/28/2026	76	—
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	(1)
Montana Buyer Inc.	Revolver	7/22/2028	307	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	659	(2)
MRI Software LLC	Revolver	2/10/2027	239	—
MRO Corporation	Delayed Draw Term Loan	6/9/2027	795	(6)
MRO Corporation	Revolver	6/9/2032	795	(6)
Nasuni Corporation	Revolver	9/10/2030	1,302	(9)
Navex Topco, Inc.	Revolver	11/9/2028	1,797	—
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	2,486	(37)
Nelipak Holding Company	Revolver	3/26/2031	705	(11)
Net Health Acquisition Corp.	Revolver	7/7/2031	973	(5)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	—
Noble Midco 3 Limited	Revolver	12/10/2030	1,120	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	11	—
North Star Acquisitionco, LLC	Revolver	5/3/2029	486	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	1,871	—
Oeconnection LLC	Delayed Draw Term Loan	12/30/2026	2,138	7
Oeconnection LLC	Revolver	4/22/2031	482	—
OLO Parent, Inc.	Revolver	9/13/2032	799	(2)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	—
Onit, Inc.	Revolver	1/27/2032	929	—
ONS MSO, LLC	Revolver	7/7/2028	17	—
Onsite Holdings, LLC	Delayed Draw Term Loan	12/19/2025	938	(5)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	618	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	1,441	—
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	(2)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	4,882	(24)
Packaging Coordinators Midco, Inc.	Revolver	1/22/2032	926	(5)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/31/2027	653	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	1,454	(4)
Pathstone Family Office LLC	Revolver	5/15/2028	374	(1)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Phantom Purchaser, Inc.	Revolver	9/19/2031	$1,465	$(7)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	90	(6)
Potters Industries LLC	Revolver	9/14/2027	100	—
Power Grid Holdings, Inc.	Revolver	12/2/2030	783	(9)
Premise Health Holding Corp.	Revolver	3/1/2030	712	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	849	(8)
Proampac PG Borrower LLC	Revolver	6/16/2028	53	—
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	200	(1)
Psc Parent, Inc.	Delayed Draw Term Loan	4/3/2026	208	—
Psc Parent, Inc.	Revolver	4/3/2030	191	—
Puma Buyer, LLC	Revolver	3/29/2032	1,313	—
Quality Automotive Services, LLC	Delayed Draw Term Loan	1/30/2027	282	(1)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	2,000	(10)
Quality Automotive Services, LLC	Revolver	7/16/2027	257	(1)
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	4,134	(15)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	333	—
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	2,142	(11)
Resonetics, LLC	Revolver	6/18/2029	100	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	2,601	(13)
RFI Buyer, Inc.	Revolver	8/5/2030	600	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,995	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	729	(5)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	1,771	(53)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	(27)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	1,493	—
Riser Interco, LLC	Revolver	10/31/2029	464	—
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,386	—
Routeware, Inc.	Revolver	9/18/2031	273	—
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	4,054	(19)
Ruppert Landscape, LLC	Revolver	12/3/2029	627	(3)
RxSense Holdings LLC	Revolver	3/12/2027	619	—
Ryan, LLC	Revolver	11/14/2028	51	—
Safety Borrower Holdings LLC	Revolver	9/1/2027	337	(1)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,091	(5)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	1,422	(4)
Saturn Borrower Inc	Revolver	11/13/2028	486	(1)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	977	—
SCW Holdings III Corp.	Revolver	3/17/2031	872	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	671	—
Seahawk Bidco, LLC	Revolver	12/19/2030	545	—
Service Logic Acquisition, Inc.	Revolver	10/30/2025	100	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,268	(6)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	$902	$(5)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	704	—
Soleo Holdings, Inc.	Revolver	1/30/2032	704	—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	5/1/2026	55	—
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	195	—
Spartan Bidco PTY LTD	Revolver	1/24/2028	385	—
Specialtycare, Inc.	Delayed Draw Term Loan	8/27/2027	1,353	(7)
Specialtycare, Inc.	Revolver	12/18/2029	188	(1)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	272	(1)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	213	(2)
St Athena Global LLC	Revolver	6/26/2029	448	(4)
STCH Acquisition Inc.	Revolver	10/30/2026	196	—
Storable, Inc.	Revolver	4/16/2029	100	—
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(23)
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	737	(7)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(3)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,643	(9)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	(3)
Team Acquisition Corporation	Revolver	11/21/2028	89	(2)
Tersera Therapeutics, LLC	Revolver	4/4/2029	116	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	388	(2)
The Chartis Group, LLC	Revolver	9/17/2031	194	(1)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	141	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/17/2027	708	(4)
The Hiller Companies, LLC	Revolver	6/20/2030	1,299	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	1,356	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	509	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	553	—
THG Acquisition, LLC	Revolver	10/31/2031	306	—
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	264	—
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	1,436	(11)
Trilon Group, LLC	Revolver	5/29/2029	1,212	(10)
Trimech Acquisition Corp.	Revolver	3/10/2028	1,457	(7)
Truck-Lite Co., LLC	Delayed Draw Term Loan	2/13/2026	993	(4)
Truck-Lite Co., LLC	Delayed Draw Term Loan	12/17/2026	1,130	(4)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	(1)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	1,764	—
US Fitness Holdings, LLC	Revolver	9/4/2030	172	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	1,016	(5)
USHV Management, LLC	Revolver	9/8/2031	549	(3)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,543	—
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(14)
Valet Waste Holdings, Inc.	Delayed Draw Term Loan	3/8/2026	7,213	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$624	$(4)
Validity, Inc.	Revolver	4/10/2030	392	—
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	—
Vamos Bidco, Inc	Revolver	1/30/2032	221	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	164	(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(7)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	756	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	552	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,718	—
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	—
Victory Buyer LLC	Revolver	11/19/2028	43	—
Vital Care Buyer, LLC	Revolver	7/30/2031	696	(3)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	2,584	(19)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	228	(1)
VRS Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	1,908	—
VRS Buyer, Inc.	Revolver	7/19/2032	1,272	—
VS Buyer, LLC	Revolver	4/12/2029	100	—
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	373	(1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	10,585	(25)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	(1)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	270	(1)
Wildcat Topco, Inc.	Revolver	11/17/2031	263	(1)
Wisdom Purchaser, LLC	Revolver	7/24/2032	636	(2)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,249	(6)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Revolver	7/2/2030	316	(2)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(6)
Wu Holdco, Inc.	Revolver	4/19/2032	777	(2)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	2,018	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	984	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	560	(4)
YLG Holdings, Inc.	Revolver	12/23/2030	1,141	(9)
Zelis Cost Management Buyer, Inc.	Revolver	1/17/2029	100	—
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	830	—
Zinc Buyer Corporation	Revolver	7/24/2031	790	—
Zone Climate Services, Inc.	Delayed Draw Term Loan	11/22/2025	2,780	(7)
Zone Climate Services, Inc.	Revolver	3/9/2028	334	(3)
Total Unfunded Commitments			$368,519	$(1,115)

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

ANTARES PRIVATE CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Private Credit Fund (the “Company”) is a Delaware statutory trust formed on May 1, 2023 which commenced investment operations on November 5, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a non-exchange traded, perpetual-life BDC, whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of September 30, 2025. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the three and nine months ended September 30, 2025, the Company incurred $0 and $119 in organization costs, respectively. For the three and nine months ended September 30, 2024, the Company incurred $113 and $161 in organization costs, respectively. Unreimbursed organization costs are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period beginning on the commencement of operations date, from the date of incurrence. For the three and nine months ended September 30, 2025, the Company incurred $54 and $941 of offering costs and amortized $513 and $1,457, respectively. For the three and nine months ended September 30, 2024, the Company incurred $30 and $299 of offering costs, respectively, and did not amortize offering costs.

As of September 30, 2025 and December 31, 2024, $428 and $943, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the reporting period ended June 30, 2025.

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
•
At least once annually the valuation for each investment (subject to a de minimis threshold) is reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and confirms the independent valuation firms’ valuation ranges when utilized are reasonable;
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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semiannually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Income Taxes

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to maintain qualification for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

The Adviser agreed to waive all management and incentive fees through the first six months following the effective date of the Company’s registration statement on Form N-2, which was declared effective on February 12, 2025. As of August 13, 2025, coinciding with the end of the fee waiver period, the Company is responsible for the payment of management and incentive fees to the Adviser, pursuant to the terms of the Investment Advisory Agreement.

Management fees

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the first business day of the applicable month. For the three and nine months ended September 30, 2025, the Company incurred management fees of $2,180 and $6,184, respectively, before impact of waived fees. For the three and nine months ended September 30, 2025, the Adviser elected to waive $1,005 and $5,009, respectively, resulting in $1,175 in management fees net of waiver for both periods. For both the three and nine months ended September 30, 2024, no management fees were accrued as the Company had not yet commenced operations.

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

For the three and nine months ended September 30, 2025, the Company incurred income based incentive fees of $2,366 and $7,034, respectively, and did not incur capital gains incentive fees during the period. For the three and nine months ended September 30, 2025, the Adviser agreed to waive $1,143 and $5,811 in total incentive fees, respectively, resulting in $1,223 incentive fees payable for both periods. For both the three and nine months ended September 30, 2024, no incentive fees were accrued as the Company had not yet commenced operations.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred administrative service fees of $190 and $522, respectively. For both the three and nine months ended September 30, 2024, no administrative service fees were accrued as the Company had not yet commenced operations.

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

For the nine months ended September 30, 2025, the Company paid the Adviser $2,409 in connection with the acquisition price of APCF Masterfund LLC, and received $2,195 from the Adviser in connection with the acquisition price of APCF Funding SPV LLC.

For the three months ended September 30, 2025, there were no outstanding balances nor payments made in connection with the acquisition of APCF Masterfund LLC and APCF Funding SPV LLC.

Distribution and Servicing Plan

On October 16, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays Quasar Distributors LLC (the “Managing Dealer”) with respect to the Class I, Class S and Class D on an annualized basis as a percentage of NAV for such class. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority ("FINRA").

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	N/A
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of September 30, 2025, no Class S shares or Class D shares have been issued.

Expense Support Agreement

On October 16, 2024, the Board approved an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (defined below) (each, a “Required Expense Payment”) to the extent that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from the Company to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on the Company’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fee and Incentive Fee owed to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

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

For the three and nine months ended September 30, 2025, the Company accrued organization and offering costs of $512 and $1,575, and the Adviser waived $35 and $683 in expenses pursuant to the Expense Support Agreement, resulting in $477 and $892 organization and offering costs incurred by the Company on a net basis, respectively.

For the three and nine months ended September 30, 2024, the Company accrued organization and offering costs of $113 and $161, and the Adviser waived $113 and $161 in expenses pursuant to the Expense Support Agreement, resulting in $0 and $0 organization and offering costs on a net basis, respectively.

For the three and nine months ended September 30, 2025 and 2024, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Current Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Current Order from the SEC permitting the Company to do so. Under the terms of the Current Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Current Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Current Order is subject to certain terms and conditions so there can be no assurance that the Company will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Current Order. The Company and the Adviser have filed an application seeking, but have not yet received, a new SEC exemptive order for simplified co-investment relief (the “New Order”) that would supersede the Current Order. There is no assurance that the New Order will be granted by the SEC. In the event that the SEC grants us the New Order, we shall be required to comply with all terms and conditions required therein.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,377,503	$1,374,990	96.64%	$845,082	$843,710	99.45%
Unsecured Debt	793	783	0.06	713	703	0.08
Equity Investments	17,534	17,985	1.26	3,947	3,947	0.47
Short-Term Investments (1)	29,010	29,010	2.04	—	—	—
Total Investments at fair value	$1,424,840	$1,422,768	100.00%	$849,742	$848,360	100.00%

(1)
Beginning in the reporting period ended June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $39,527.

As of September 30, 2025 and December 31, 2024, there were no portfolio companies with loans on non-accrual status.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2025	December 31, 2024
Aerospace and Defense	0.61%	0.43%
Air Freight and Logistics	0.79	0.66
Automobile Components	1.37	2.26
Beverages	0.07	—
Building Products	0.24	0.31
Capital Markets	1.94	2.99
Chemicals	3.91	2.23
Commercial Services and Supplies	8.01	9.76
Construction & Engineering	1.20	0.84
Construction Materials	0.83	0.84
Containers and Packaging	4.62	3.17
Distributors	1.99	2.44
Diversified Consumer Services	6.55	8.78
Diversified Telecommunication Services	0.57	0.50
Electrical Equipment	1.16	1.53
Electronic Equipment, Instruments and Components	0.81	1.33
Energy Equipment and Services	0.99	1.35
Financial Services	6.66	4.39
Food Products	1.39	0.91
Gas Utilities	0.83	—
Ground Transportation	0.01	0.02
Health Care Technology	5.98	4.44
Healthcare Equipment and Supplies	0.54	0.56
Healthcare Providers and Services	7.41	5.54
Hotels, Restaurants and Leisure	0.64	1.04
Household Durables	0.01	0.02
Household Products	0.75	0.33
Industrial Conglomerates	1.10	0.96
Insurance	6.21	7.32
IT Services	3.25	4.23
Life Sciences Tools & Services	0.67	0.94
Machinery	1.32	0.99
Media	0.50	2.18
Oil, Gas and Consumable Fuels	0.63	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.14	1.77
Professional Services	7.23	9.40
Real Estate Management and Development	0.72	0.77
Software	12.53	11.14
Specialty Retail	0.49	0.02
Technology Hardware, Storage and Peripherals	0.72	1.15
Textiles, Apparel and Luxury Goods	0.65	0.25
Trading Companies and Distributors	0.35	0.30
Transportation Infrastructure	0.84	0.25
Wireless Telecommunication Services	0.74	0.31
	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,363,804	$1,361,612	97.69%	193.63%
Canada	32,026	32,146	2.31	4.57
Total	$1,395,830	$1,393,758	100.00%	198.20%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

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

In addition to using the above inputs in investment valuations, the Adviser applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$207,241	$1,167,749	$1,374,990
Unsecured Debt	—	—	783	783
Equity Investments	—	—	17,985	17,985
Total non-controlled/non-affiliated investments	—	207,241	1,186,517	1,393,758
Short-Term Investments	29,010	—	—	29,010
Total Investments at fair value	$29,010	$207,241	$1,186,517	$1,422,768

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$45,651	$798,059	$843,710
Unsecured Debt	—	—	703	703
Equity Investments	—	—	3,947	3,947
Total Investments before Cash Equivalents	—	45,651	802,709	848,360
Money Market Fund	39,527	—	—	39,527
Total Investments including Cash Equivalents	$39,527	$45,651	$802,709	$887,887

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,055,288	$755	$14,763	$1,070,806
Purchase of investments (including received in-kind)	149,678	28	2,893	152,599
Proceeds from sale of investments and principal repayments	(48,431)	—	—	(48,431)
Net accretion of discount and amortization of premium	477	—	—	477
Net realized gains (losses) on investments	6	—	—	6
Net change in unrealized appreciation (depreciation) on investments	109	—	329	438
Transfers out of Level 3	(5,999)	—	—	(5,999)
Transfers to Level 3	16,621	—	—	16,621
Fair value, end of period	$1,167,749	$783	$17,985	$1,186,517
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$239	$—	$329	$568

	Nine Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	514,555	79	13,587	528,221
Proceeds from sale of investments and principal repayments	(129,193)	—	—	(129,193)
Net accretion of discount and amortization of premium	1,387	1	—	1,388
Net realized gains (losses) on investments	22	—	—	22
Net change in unrealized appreciation (depreciation) on investments	1,240	—	451	1,691
Transfers out of Level 3	(18,321)	—	—	(18,321)
Transfers to Level 3	—	—	—	—
Fair value, end of period	$1,167,749	$783	$17,985	$1,186,517
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$1,027	$—	$452	$1,479

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$889,130	Market yield analysis	Market yield discount rates	6.65%	21.38%	8.61%
	16,750	Market Quotation	Quote	89.42	100.33	98.56
	261,869	Recent transaction	Transaction price	95.00	100.00	99.66
Total Secured Debt	1,167,749

Unsecured Debt	783	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	10,032	Comparable company analysis	EBITDA multiples	9.0x	23.8x	15.5x
	2,581	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
	5,372	Market yield analysis	Market yield discount rates	8.19%	15.04%	14.35%
Total Equity Investments	17,985
Total	$1,186,517

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$600,570	Market yield analysis	Market yield discount rates	6.35%	13.32%	9.27%
	32,556	Market quotation	Quote	95.30	100.94	100.13
	164,933	Recent transaction	Transaction price	91.70	100.00	99.44
Total Secured Debt	798,059

Unsecured Debt	703	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	3,947	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total	$802,709

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $1,186,517 is an amount of $281,200 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $802,709 is an amount of $201,436 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 197.65% and 678.49%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$720,127	$720,127	$279,873	$74,552
Total	$1,000,000	$720,127	$720,127	$279,873	$74,552

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$500,000	$110,194	$110,194	$389,806	$359,804
Total	$500,000	$110,194	$110,194	$389,806	$359,804

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

Loans under the Morgan Stanley Facility initially bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Applicable Margin”) for loans denominated in U.S. Dollars, (ii) EURIBOR plus the Applicable Margin for loans denominated in Euros, (iii) Daily Compounded CORRA plus the Applicable Margin for loans denominated in Canadian Dollars, and (iv) Daily Simple SONIA plus the Applicable Margin for loans denominated in Great British Pounds, (v) BBSW plus the Applicable Margin for loans denominated in Australian Dollars and (vi) TONA plus the Applicable Margin for loans denominated in Japanese Yen. The Applicable Margin equals the product of (i) 1.65% and (ii) the lesser of: (x) aggregate principal balance of all broadly-syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (“Percentage”) plus the product of (i) 1.90% and (ii) 100% minus Percentage, subject to a step-up of 2.00% following the occurrence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,221	$(574)
European Euro	4,688	4,998	5,501	(503)
Great British Pound	4,020	5,156	5,405	(249)
Total		$28,801	$30,127	$(1,326)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	18,000	$12,541	$12,514	$27
European Euro	5,000	5,222	5,177	45
Great British Pound	2,000	2,520	2,503	17
Total		$20,283	$20,194	$89

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stated interest expense	$10,244	$22,379
Facility unused fees	224	541
Amortization of deferred financing costs	311	821
Total interest and debt expenses	$10,779	$23,741
Cash paid for interest expense	$10,260	$21,136
Weighted average interest rate	6.10%	6.11%
Average debt outstanding	$657,315	$483,686

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs. For both the three and nine months ended September 30, 2024, no interest expense was accrued.

As of September 30, 2025 and December 31, 2024, $2,105 and $174 of interest expense and $40 and $187, respectively, of unused commitment fees were included in interest payable on the Consolidated Statement of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $368,519 and $290,998, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 8. Net Assets

The Company is currently offering on a continuous basis up to $2 billion of Common Shares at $0.01 per share par value, and has the authority to issue an unlimited number of Common Shares at $0.01 per share par value, in connection with its formation. The Company expects to offer to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the Company’s Offering will be equal to the Company’s NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	1,263,848	$31,882	2,470,603	$62,198
Share transfers between classes	—	—	—	—
Distributions reinvested	15,136	382	17,862	450
Net increase (decrease)	1,278,984	$32,264	2,488,465	$62,648
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
CLASS D
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	1,278,984	$32,264	2,488,465	$62,648

On August 29, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Class I Shares of beneficial interest at $25.00 per share. On November 5, 2024, an affiliate of the Adviser sold 1,000 Class I Shares for an aggregate consideration at a price of $25.00 per Class I Share. As of September 30, 2025 and December 31, 2024, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) ("Antares Parties") own Common Shares of the Company.

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous calendar quarter. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the nine months ended September 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
Total		$1.6922	$0.2090	$1.9012	$50,034

(1)
Rounded to four decimal places.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company's Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Per Share Data: (1) (2)
Net assets, beginning of period	$25.09
Net investment income (loss)	2.09
Net realized and change in unrealized appreciation (depreciation)	(0.07)
Net increase (decrease) in net assets resulting from operations	2.02
Distributions declared	(1.90)
Total increase (decrease) in net assets	0.12
Net assets, end of period	$25.21
Common Shares outstanding, end of period	27,894,139
Total return based on net asset value (3)	8.33%
Ratios: (4)
Expenses to average net assets gross of fee waivers	8.30%
Net expenses to average net assets net of fee waivers	6.57%
Net investment income to average net assets	10.60%
Portfolio turnover rate (5)	13.79%
Supplemental Data:
Net assets, end of period	$703,219
Asset coverage ratio (6)	197.65%

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
(4)
Amounts are annualized except for non-recurring income and expenses (organization and offering expenses, management fee waiver, incentive fee waiver and reimbursable expenses paid to adviser).
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

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker ("CODM") function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2025. There are no subsequent events to disclose except for the following:

Subscriptions

On October 1, 2025, the Company sold and issued 503,194 Class I shares for an aggregate consideration of approximately $12.7 million at a price of $25.21 per share.

On October 31, 2025, the Company declared a regular distribution in the amount of $0.1928 per share and a special distribution in the amount of $0.0161 per share for its Common Shares, which are payable to shareholders of record as of October 31, 2025, and will be paid on or about November 25, 2025. These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

The Company received $9.4 million of net proceeds relating to the issuance of Class I shares for subscriptions effective November 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a newly organized, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act as of November 5, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a non-traded, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company acquires Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings LLC, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the “Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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
•
the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of the Company’s operations, administration and transactions (which may be directly incurred by the Company or allocated among the Company and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of September 30, 2025, we had investments in 432 portfolio companies across 45 industries. Based on fair value as of September 30, 2025, approximately 99.94% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of September 30, 2025, our weighted average total yield of debt securities at amortized cost was 8.70%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025.

As of December 31, 2024, we had investments in 368 portfolio companies across 43 industries. Based on fair value as of December 31, 2024, approximately 99.92% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2024, our weighted average total yield of debt securities at amortized cost was 9.22%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investments, beginning of period	$1,243,529	$849,742
Purchases of investments (including received in-kind)	217,407	702,935
Net accretion of discount and amortization of premium	464	1,372
Net realized (gains) losses on investments	1	(13)
Proceeds from sale of investments and principal repayments	(65,571)	(158,206)
Total investments, end of period	$1,395,830	$1,395,830

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.70%	9.22%
Weighted average yield on debt and income producing investments, at fair value (1)	8.70%	9.22%
Number of portfolio companies	432	368
Median LTM EBITDA (2)(3)	$84.6M	$85.1M
Weighted average net senior leverage (2)(4)	5.1x	5.0x
Weighted average loan-to-value (“LTV”) (2)(5)	34%	33%
Percentage of debt investments bearing a floating rate, at fair value	99.94%	99.92%
Percentage of debt investments bearing a fixed rate, at fair value	0.06%	0.08%

(1)
Computed based on the stated interest rate or yield as of September 30, 2025 and December 31, 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
(5)
LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company, excluding recurring revenue loans. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,363,580	97.84%	396
B	12,438	0.89	20
C	17,467	1.25	14
D	273	0.02	2
E	—	—	—
	$1,393,758	100.00%	432

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$844,820	99.59%	340
B	3,345	0.39	27
C	195	0.02	1
D	—	—	—
E	—	—	—
	$848,360	100.00%	368

As of both September 30, 2025 and December 31, 2024 there were no portfolio companies with loans on non-accrual status.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,377,503	$1,374,990	96.64%	$845,082	$843,710	99.45%
Unsecured Debt	793	783	0.06	713	703	0.08
Equity Investments	17,534	17,985	1.26	3,947	3,947	0.47
Short-Term Investments (1)	29,010	29,010	2.04	—	—	—
Total Investments at fair value	$1,424,840	$1,422,768	100.00%	$849,742	$848,360	100.00%

(1)
As of June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $39.5 million.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2025	December 31, 2024
Aerospace and Defense	0.61%	0.43%
Air Freight and Logistics	0.79	0.66
Automobile Components	1.37	2.26
Beverages	0.07	—
Building Products	0.24	0.31
Capital Markets	1.94	2.99
Chemicals	3.91	2.23
Commercial Services and Supplies	8.01	9.76
Construction & Engineering	1.20	0.84
Construction Materials	0.83	0.84
Containers and Packaging	4.62	3.17
Distributors	1.99	2.44
Diversified Consumer Services	6.55	8.78
Diversified Telecommunication Services	0.57	0.50
Electrical Equipment	1.16	1.53
Electronic Equipment, Instruments and Components	0.81	1.33
Energy Equipment and Services	0.99	1.35
Financial Services	6.66	4.39
Food Products	1.39	0.91
Gas Utilities	0.83	—
Ground Transportation	0.01	0.02
Health Care Technology	5.98	4.44
Healthcare Equipment and Supplies	0.54	0.56
Healthcare Providers and Services	7.41	5.54
Hotels, Restaurants and Leisure	0.64	1.04
Household Durables	0.01	0.02
Household Products	0.75	0.33
Industrial Conglomerates	1.10	0.96
Insurance	6.21	7.32
IT Services	3.25	4.23
Life Sciences Tools & Services	0.67	0.94
Machinery	1.32	0.99
Media	0.50	2.18
Oil, Gas and Consumable Fuels	0.63	1.30
Personal Care Products	0.03	0.05
Pharmaceuticals	2.14	1.77
Professional Services	7.23	9.40
Real Estate Management and Development	0.72	0.77
Software	12.53	11.14
Specialty Retail	0.49	0.02
Technology Hardware, Storage and Peripherals	0.72	1.15
Textiles, Apparel and Luxury Goods	0.65	0.25
Trading Companies and Distributors	0.35	0.30
Transportation Infrastructure	0.84	0.25
Wireless Telecommunication Services	0.74	0.31
	100.00%	100.00%

The tables below describe investments by geographic composition based on amortized cost and fair value (dollar amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,363,804	$1,361,612	97.69%	193.63%
Canada	32,026	32,146	2.31	4.57
Total	$1,395,830	$1,393,758	100.00%	198.20%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 were as follows (table below in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investment income	$32,216	$85,055
Total expenses	16,815	41,537
Management fees waiver	(1,005)	(5,009)
Incentive fees waiver	(1,143)	(5,811)
Reimbursable expenses paid by adviser	(35)	(683)
Net expenses, net of fee waivers	14,632	30,034
Net investment income (loss)	17,584	55,021
Net realized gain (loss)	154	947
Net change in unrealized appreciation (depreciation)	101	(2,822)
Net increase (decrease) in net assets resulting from operations	$17,839	$53,146

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

As we commenced investment operations on November 5, 2024, there were no significant operations or results for both the three and nine months ended September 30, 2024.

Investment Income

Investment income, was as follows for the three and nine months ended September 30, 2025 (table below in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest income	$31,035	$80,732
Payment-in-kind interest income	170	423
Dividend income	220	539
Other income	791	3,361
Total investment income	$32,216	$85,055

For the three and nine months ended September 30, 2025, our total investment income was driven by our deployment of capital and increase in invested balance of investments quarter-over-quarter. The size of our investment portfolio at fair value increased from $1.2 billion as of June 30, 2025 to $1.4 billion as of September 30, 2025, which has increased the balance of interest-bearing securities quarter-over-quarter. The weighted average yield on debt and income producing investments, at fair value, decreased from 9.0% as of June 30, 2025 to 8.7% as of September 30, 2025, which is attributable to decreases in index rates and incremental increases to allocations of broadly syndicated loans.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest and debt expenses	$10,779	$23,741
Management fees	2,180	6,184
Income based incentive fee	2,366	7,034
Administrative service fee	190	522
Board of Trustees’ fee	45	115
Other general and administrative expenses	743	2,366
Organization and offering costs	512	1,575
Total expenses	16,815	41,537
Management fees waiver	(1,005)	(5,009)
Incentive fees waiver	(1,143)	(5,811)
Reimbursable expenses paid by adviser	(35)	(683)
Net expenses, net of fee waivers	$14,632	$30,034

Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions". The increase in gross management fees was driven by growth in the NAV of the fund. The decrease in gross incentive fees quarter-over-quarter is attributable to lower pre-incentive fee net investment income earned during the three months ended September 30, 2025 compared to the three months ended June 30, 2025, which itself is attributable to the end of the management fee waiver period and decreasing index rates.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Stated interest expense	$10,244	$22,379
Facility unused fees	224	541
Amortization of deferred financing costs	311	821
Total interest and debt expenses	$10,779	$23,741
Cash paid for interest expense	$10,260	$21,136
Weighted average interest rate	6.10%	6.11%
Average debt outstanding	$657,315	$483,686

Interest expense for the three and nine months ended September 30, 2025 was driven by approximately $657.3 million and $483.7 million, respectively, of average borrowings outstanding (at an average effective interest rate, of 6.10% and 6.11%, respectively) related to borrowings for investments and expenses.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net realized gain (loss) on investments	$1	$(13)
Unrealized appreciation on investments	3,550	4,725
Unrealized (depreciation) on investments	(3,799)	(5,414)
Net change in unrealized appreciation (depreciation) on investments	$(249)	$(689)

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For the three and nine months ended September 30, 2025, net change in unrealized gains (losses) on our investments was ($0.2) million and ($0.7) million, respectively.

The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s NAV as of the beginning of the first business day of the month. For the three and nine months ended September 30, 2025, the Company incurred management fees of $2.2 million and $6.2 million, respectively, before impact of waived fees. For the three and nine months ended September 30, 2025, the Adviser elected to waive $1.0 million and $5.0 million, respectively, resulting in $1.2 million and $1.2 million in management fees net of waiver, respectively. For both the three and nine months ended September 30, 2024, the Company had not commenced operations and did not accrue any management fees.

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

On October 31, 2024, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from the Company to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) any incentive fee from the Company to the Adviser under Section 5(b) of the Investment Advisory Agreement for a six-month period following the effective date of the Company’s registration statement on Form N-2, which was declared effective on February 12, 2025.

For the three and nine months ended September 30, 2025, the Company incurred income based incentive fees of $2.4 million and $7.0 million, and did not incur any incentive fees on capital gains. For the three and nine months ended September 30, 2025, the Adviser agreed to waive $1.2 million and $5.8 million in total incentive fees, respectively, resulting in $1.2 million and $1.2 million incentive fees payable, respectively.

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

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, (2) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (3) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Company’s NAV. “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

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

For the nine months ended September 30, 2025 and 2024, the Company waived $0.7 million and $0.2 million, respectively, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations.

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

As of September 30, 2025 we had one credit facility outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 we had an aggregate amount of $720.1 million of debt outstanding and our asset coverage ratio was 197.65%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 (table below in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount	Shares	Amount
Issuance of shares	1,263,848	$31,882	2,470,603	$62,198
Reinvestment of distributions	15,136	382	17,862	450
Net increase (decrease)	1,278,984	$32,264	2,488,465	$62,648

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous calendar quarter. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distributions

We authorize and declare distribution amounts per share of Common Share payable monthly in arrears.

The following table presents distributions that were declared during the nine months ended September 30, 2025:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
Total		$1.6922	$0.2090	$1.9012	$50,034

(1)
Rounded to four decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2025:

Source of Distribution	Per Share	Amount
Net investment income (loss)	$2.09	$55,021
Total net realized gain (loss)	—	(13)
Total	$2.09	$55,008

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
the Administration Agreement; and
•
Expense Support and Conditional Reimbursement Agreement;

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments

Subscriptions

On October 1, 2025, the Company sold and issued 503,194 Class I shares for an aggregate consideration of approximately $12.7 million at a price of $25.21 per share. The Company received $9.4 million of net proceeds relating to the issuance of Class I shares for subscriptions effective November 1, 2025.

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

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Business.”

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

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $368.5 million and $291.0 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. The Company seeks to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of September 30, 2025, 99.94% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facility (i.e. the Morgan Stanley Facility) bears interest at a floating rate with a zero percent interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$41,778	$(21,604)	$20,174
Up 200 basis points	27,852	(14,403)	13,449
Up 100 basis points	13,926	(7,201)	6,725
Down 100 basis points	(13,926)	7,201	(6,725)
Down 200 basis points	(27,710)	14,403	(13,307)
Down 300 basis points	(41,124)	21,604	(19,520)

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025 and in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q, filed with the SEC on May 14, 2025 and August 13, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended September 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

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

Antares Private Credit Fund

Date:	November 13, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	November 13, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer