Form 10-K
period 2025-12-31
Antares Private Credit Fund
filed 2026-03-19
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established market for the Registrant's common shares of beneficial interest, $0.01 par value per share (“Common Shares”).

The number of Registrant’s Common Shares outstanding as of March 19, 2026 was 31,558,999 of Class I Shares. No Class S or Class D Shares have been issued as of March 19, 2026. Common Shares outstanding exclude March 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on the Company’s registration statement on Form N-2, quarterly reports on Form 10-Q and this Annual Report.

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

•
The Adviser and the Company Have Limited Operating Histories.
•
Past Performance is not Indicative of Future Results.
•
The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans.
•
The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel.
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
•
The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party.
•
The Company is Subject to Risks Relating to Limited Liquidity.
•
The Company is Subject to Risks Relating to Unspecified Investments.
•
The Company is Subject to Risks Relating to Use of Leverage.
•
The Company is Subject to Risks Relating to Availability of Financing.
•
There are Investment Limitations Related to Antares Capital's Environmental, Social and Governance Policy.
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
•
The Company is Subject to Risks Relating to Developments in the Leveraged Loan Market.
•
The Company is Subject to Risks Relating to Competition and Availability of Suitable Investments.
•
The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•
The Company is Subject to Inflation Risks.
•
Changes in the Leveraged Finance and Fixed Income Markets May Affect Shareholders.
•
It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties.
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
•
Loan Prepayments May Affect the Ability of the Adviser to Invest Available Funds in Appropriate Portfolio Loans.
•
Lender Liability Considerations and Equitable Subordination can Affect the Company’s Rights with Respect to Portfolio Loans.
•
The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process.
•
The Company is Subject to Risks Relating to Liability Management Transactions.
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

•
The Company is Subject to RIC Qualification Risks.
•
The Company May Experience Difficulty with Paying Required Distributions.

PART I

Item 1. Business

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of November 5, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a non-traded, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company has and is expected to continue to acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties (as defined below) or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with the Adviser or other Adviser Parties advised funds and accounts and/or third-party investors. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the United States, we also intend to leverage the Adviser Parties global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” The Company’s subsidiaries’ principal investment strategies and associated principal risks are consistent with the Company’s principal investment strategies and associated principal risks.

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

We expect to conduct quarterly repurchase offers, as of each March 31, June 30, September 30 and December 31 (each a “Repurchase Date”). We intend to limit the number of Common Shares to be repurchased in each quarterly period to no more than 5% of the Company’s outstanding Common Shares (either by number of Common Shares or aggregate net asset value) as of the last day of the immediately preceding quarterly period (the “Repurchase Limit”). Repurchases of Common Shares will be made at the current net offering price per Common Share on the date of such repurchase, which we believe reflects the NAV per Common Share as determined in accordance with our share pricing policy.

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

A portion of the Company’s investments may be composed of “covenant-lite loans”. For more information regarding the characteristics and risks associated with covenant-lite loans See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—Investing in “Covenant-Lite” Loans Involves Certain Risks.” The companies to which Portfolio Loans are made typically enter into senior secured loans in order to acquire capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. Such loans typically pay interest at rates determined periodically on the basis of a floating base lending rate plus a premium. The Adviser seeks to build an attractive, diversified portfolio of Portfolio Loans which, after acquisition by the Company, is subject to active monitoring by the Adviser’s or its affiliates’ credit analysts and management team. We expect most of our debt investments to be unrated. When rated by a nationally recognized statistical ratings organization, our investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. We may also make certain “Opportunistic Investments” as further discussed herein.

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

We are currently offering on a continuous basis up to $2.0 billion of Common Shares of beneficial interest pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). We expect to offer to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. Certain share classes will have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares of beneficial interest was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of the filing date. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Quasar Distributors LLC (the “Managing Dealer”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Offering. We may also engage in private offerings of our Common Shares.

We expect to invest in co-investment transactions with other Adviser Party funds. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Overview of the Adviser and the Antares Lending Platform

The Adviser is a Delaware limited liability company established in May 2023, a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and a wholly-owned subsidiary of Antares Capital LP ("Antares Capital") that is headquartered in Chicago, IL. The Adviser is in the business of providing investment management services on a discretionary and non-discretionary basis to its clients (including, without limitation, the Company and other clients) whose investment strategy is to invest primarily in secured loans sourced primarily by the Antares Lending Platform (as defined herein). “Antares Lending Platform” refers to (x) Antares Holdings LP (“Antares Holdings”), Antares Assetco LP, Antares Vesta Funding LP and Antares Venus LP, each a Delaware limited partnership, each as an originator and lender of loans, (y) where relevant, any consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings and which are related to the Antares business (each a “Platform Balance Sheet Client”) and (z) Antares Capital, a Delaware limited partnership, solely in its capacity as arranger, administrative agent and/or similar capacities for loans. Currently, the Adviser and the Antares Lending Platform (i) are under common ownership and (ii) have entered into an investment advisory agreement, pursuant to which the Adviser provides non-discretionary advice with respect to the proprietary assets of the Antares Lending Platform (the “Platform Balance Sheet”). The Adviser has access to the same resources and investment personnel for the management of the Company available throughout the Antares Lending Platform. Antares Capital, which was founded in 1996, is a limited liability company majority-owned by the Canada Pension Plan Investment Board. Antares Capital’s predecessor in interest was General Electric Capital Corporation. Today, Antares Capital is wholly owned by Antares Capital Management LLC (“ACM”), and any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by ACM, and any entity with an advisory relationship with ACM or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (collectively “Antares” and each individually an “Adviser Party”) had approximately $90 billion in capital under management and administration (“CUMA”).1

The Administrator

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

Limited Market Participants. There are a limited number of market participants willing to commit meaningful amounts of certain loans to PE sponsor-backed middle-market companies. PE sponsors and borrowers in the Company’s market are expected to value the Company’s ability to offer committed financing solutions, reducing execution risk. Given the size of the Antares Lending Platform, the Company has the ability to offer underwritten financing without reliance on syndication. However, given the scale of the Adviser Party capital markets platform and network of institutional loan buyers, the Antares Lending Platform also has the ability to offer syndicated execution. The combination of these capabilities is expected to be a key differentiating factor of the Company in PE sponsor-backed middle-market lending.

Large Pool of Un-invested PE Capital for Middle-Market Businesses. There is a large pool of un-invested PE capital expected for middle-market businesses, which PE sponsors will seek to leverage by combining their equity investments with senior secured loans and unitranche debt from other sources such as the ones our platform provides. According to reports from PitchBook and Preqin, as of the third quarter of 2025, PE sponsors have more than $500 billion of cumulative committed capital available (i.e., “dry powder”) and there are approximately $930 billion of sponsored middle market maturities estimated by 2030.

___________________________________________

1 CUMA is defined as the sum of, without duplication (i) for actively investing advised accounts (i.e., funds and separately managed accounts) and contract investor programs, the total equity commitments and, with respect to such actively investing advised accounts, maximum leverage limits per the limited partnership agreement or other governing document of such accounts as of December 31, 2025, plus (ii) for advised accounts or contract investor programs that are no longer investing, without duplication, total outstanding principal balance of loans and loan commitments held by such vehicles as of December 31, 2025, plus (iii) for advised collateralized loan obligations (“CLOs”) that are not consolidated with the Platform Balance Sheet Client, the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including cash, restricted cash and cash equivalents, as of December 31, 2025, plus (iv) for the consolidated Platform Balance Sheet Client (inclusive of CLOs that are consolidated with the client), the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including investment securities (i.e., equity tags), cash, restricted cash and cash equivalents, as of December 31, 2025. For purposes of the foregoing clause (i), the maximum leverage limit included herein may be different from the actual amount of leverage applied in the case of any given account. Contract investor programs are not advised clients of Antares Capital Advisers LLC (“Antares Capital Advisers” and Adviser Party) or Adviser and are either self-directed or managed by a third party. For the avoidance of doubt, CUMA is not intended to be the same as (and is calculated differently as compared to) regulatory assets under management, as reported under Item 5.F on Part 1 of Form ADV.

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

Whatever relationship any of the Adviser Parties has with any of the PE sponsors, the Company (and any other Antares Capital affiliate also investing consistent with the 1940 Act and the exemptive order granted by the SEC, if ever received) will have a direct contractual relationship with the borrower.

Potential Competitive Strengths

The Adviser believes that the Company represents an attractive investment opportunity for prospective investors, distinguished by the following key characteristics:

Ability to Source Portfolio Loans from Adviser Parties. The Adviser expects that most or all of the Company’s Portfolio Loans will be sourced and originated by an Adviser Party and that other Adviser Parties do co-invest in Portfolio Loans at the same time as the Company. By the time the Company acquires any Portfolio Loan that has been sourced and originated by an Adviser Party, such acquisition will have been approved by the investment committee of the Adviser (the “Investment Committee”). In addition, the Company can acquire Portfolio Loans sourced, originated and sold by third parties unrelated to any Adviser Party.

Experienced, Credit-Driven Team with Strong Sourcing Ability. The Adviser Parties maintain what they believe to be one of the broadest and longest-tenured coverage teams in the private equity sponsor market. The Adviser Parties has a team of more than 20 direct sponsor coverage professionals. These investment professionals have cultivated long-term relationships with more than 400 private equity firms, in many cases extending back to such private equity firms’ founding. Due to these trusted, long-standing relationships, the Adviser Parties are often granted the first and last look at transactions. This allows the Adviser Parties to be highly selective in the credit it pursues.

Rigorous Credit Analysis and Investment Process. The Adviser Parties' investment approach is driven by a rigorous and team-oriented credit culture focused on delivering strong, risk-adjusted returns for its investors. The Adviser Parties underwrite investment opportunities based primarily on the sustainability of the borrower’s cash flows and places emphasis on the following: (i) demonstrated, stable cash flow generation, (ii) borrower’s value proposition and competitive position in the marketplace, (iii) product, customer, supplier, end market and/or geographic diversification, (iv) management team depth and relevant experience, (v) borrower’s systems, procedures and reporting capabilities, and (vi) corporate finance exit alternatives. Each potential loan that is originated by an Adviser Party will be subject to a rigorous credit analysis and investment process by such Adviser Party's credit team.

Incumbency Advantage. As lead arranger on one of the largest portfolios of loans to middle market borrowers, the Adviser Parties have extensive proprietary insight which it often leverages for swift, well-informed executions. The Adviser Parties believe their historical knowledge and trusted relationships with private equity sponsors and their portfolio companies provide them the opportunity to make better credit decisions resulting in better credit performance. In many instances, tenure with borrowers allows for advantages in sponsor-to-sponsor sales and early awareness of follow-on financing needs and may result in opportunities to provide such financings on favorable pricing terms. Incumbent relationships also allow for a capacity hedge when leveraged buyout activity declines and transactions shift toward add-ons and recapitalizations.

Adviser Parties' Direct Holdings of Senior Loans. Adviser Parties generally hold a portion of each senior loan it originates on its consolidated balance sheet (the “Adviser Parties' Direct Holdings”), either directly or indirectly through its consolidated subsidiaries and/or through its direct or indirect interests in certain joint ventures that invest in such loans. Adviser Parties' Direct Holdings are distinguishable from many competing lenders without a balance sheet of their own or with a more limited balance sheet. The Adviser Parties' philosophy with respect to the senior loans it sources and originates is commensurate with its proactive investment strategy and confidence in its capital recovery capabilities. The Adviser Parties' balance sheet hold also gives rise to certain conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

Investment Selection

Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments and for allocating assets to be managed and invested by our Adviser for cash management purposes. The Company is expected to acquire Portfolio Loans that have been sourced, underwritten (i.e. evaluated for associated potential risks) and originated by an Adviser Party or by other loan originators that could include, among others, joint ventures in which one or more Adviser Parties have, or had, interests.

Screening/Early Read: Typically, a new opportunity is brought to the Antares Lending Platform through its sponsor coverage investment professionals. The coverage professional writes a summary outlining the strengths, risks, key diligence items and initial leverage guidance. If the coverage professional identifies the opportunity as a transaction that the Antares Lending Platform would like to pursue, the deal moves to the Screening Committee, which is comprised of three managing directors who evaluate the opportunity. Historically, over 50% of deals are declined during this phase. If the Screening Committee is supportive, a team of approximately three to four investment professionals is staffed on the transaction, which initiates the next phase.

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

Commitment/Confirmatory Due Diligence: To finalize diligence, deal teams leverage the experience and insight from the potential borrower’s management team, the sponsor, the Antares Lending Platform's portfolio, third-party industry reports and third-party industry experts. The deal team completes an accounting review/quality of earnings analysis, background checks, legal due diligence, customer calls, environmental assessments, insurance, system, regulatory and tax reviews. Based on this information, the deal team prepares a comprehensive memo which is submitted for approval by the Advisers' Investment Committee.

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

As of December 31, 2025, Antares Capital is staffed with approximately 230 investment personnel, including the investment personnel noted above, and approximately 465 employees and may retain additional investment personnel in the future based upon its needs.

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

Co-Investment Relief

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

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

Non-Exchange Traded, Perpetual-Life BDC

We are non-exchange traded, meaning our shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning we are an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly NAV per Common Share.

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

We intend to issue Common Shares on a monthly basis at an offering price generally equal to the NAV per Common Share; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.

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

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a Portfolio Company (as defined below) through monitoring of Portfolio Company operations, selective participation in board and management meetings, consulting with and advising a Portfolio Company’s officers or other organizational or financial guidance.

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

Development of Business

Concurrent with the initial closing of our offering (the “Initial Closing”) and prior to our election to be regulated as a BDC under the 1940 Act, the Company acquired 100% of the equity interests in APCF Funding SPV LP and APCF Masterfund LP from certain affiliates of the Adviser Party, valued at a total acquisition price of approximately $375.1 million. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years.

As of December 31, 2025, we have sold and issued 29,065,193 Common Shares, excluding those issued as part of our dividend reinvestment program, for an aggregate consideration of approximately $728.0 million.

Purchase Price and Fees

We intend to sell our Common Shares at a net offering price that we believe reflects the net asset value per Common Share as determined in accordance with the Company’s share pricing policy. In connection with the monthly closings, we expect that our Board will delegate to the Adviser the authority to conduct such closings. There is no guarantee that this net asset value will be equal to the net offering price of our Common Shares at any closing.

If an investor buys Common Shares through certain financial intermediaries, they may directly charge the investor transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as such financial intermediary may determine. Certain participating brokers may offer Class S shares, Class D shares or Class I shares subject to a placement agent fee in such amount as they may determine, provided that they limit such charges to a 3.5% cap on NAV for Class S shares, a 2.0% cap on NAV for Class D shares and a 2.0% cap on NAV for Class I shares. Investors should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose.

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Company or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Company and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Company as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

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

Incentive Fee

The Incentive Fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on a percentage of our income, and a portion is based on a percentage of our capital gains, each as described below.

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

For the purposes of calculating the incentive fee under the Investment Advisory Agreement, these calculations are appropriately prorated and adjusted for any share issuances or repurchases during the relevant quarter, if applicable. For example, assuming there were 90 days in a calendar quarter, if we sold shares on the 31st day of the quarter, our pre-incentive fee net investment income returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, for such quarter would give effect to the net proceeds of the issuance for the 60 days of the quarter during which the additional shares were outstanding. If we repurchased shares on the 85th day of the quarter, our pre-incentive fee net investment income returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, for such quarter would give effect to the repurchase for the five days of the month during which such shares were no longer outstanding.

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

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit. For more information related to the tax risks related to the distributions. See “Item 1A. Risk Factors—Adviser and Structure-Related Risks—The Company is Subject to Risks Relating to Distributions.”

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

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution (net of applicable withholding tax), then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

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

Investments for which market quotations are readily available are typically valued at those market quotations. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise, from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

Reporting Obligations

We are subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act. Under the Exchange Act, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. We are also subject to the proxy rules in Section 14 of the Exchange Act, and we and our Trustees, officers, principal members and certain other beneficial holders are subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. This information is available on the SEC’s website at www.sec.gov. Our website is https://www.antaresbdc.com/.

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

To maintain qualification for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

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

Adviser and Structure-Related Risks

The Adviser and the Company Have Limited Operating Histories

The Adviser has a limited history acting as an investment adviser for a BDC and there is no assurance that the experience of the personnel working on behalf of the Adviser in connection with loans made or owned by Adviser Parties, the Adviser’s or its affiliates’ clients or others will be applicable to its activities on behalf of the Company. The Company has a limited operating history. There can be no assurance that the Company will achieve its investment objective or avoid substantial losses. While we believe that the past professional experiences of our Adviser’s investment team, including investment and financial experience of our Adviser’s senior management, will increase the likelihood that our Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Past Performance is Not Indicative of Future Results

There can be no assurance that the past performance of any loans or of any loan portfolio, loan program, investment vehicle or account managed or serviced by the Adviser, Antares Holdings collectively with any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings (including the Adviser) (each individually referred to as an “Adviser Party”) or the current personnel or authorized persons at any Adviser Party or at predecessor companies or prior places of employment, will be indicative of the results that the Company will achieve or that such past performance over a particular period of time will be indicative of the results that will occur in future periods. Furthermore, the nature of, and risks associated with, the Company’s investments in Portfolio Loans could differ (potentially substantially) from those investments and strategies undertaken in connection with such other loan portfolios, loan programs, investment vehicles or accounts. There can be no assurance that the Company’s investments will perform as well as such past investments, that the Company will be able to avoid losses or that the Company will be able to make investments similar to such past investments. In addition, most of such past investments have been made utilizing a portfolio capital structure (including, at times, leverage), an asset mix and a fee arrangement that are different (and sometimes are substantially different) from the capital structure, asset mix and/or fee arrangement of the Company. All or a portion of such prior results have been achieved in particular market conditions which might not be repeated and which might not fully inform decisions made in existing or future market conditions. In addition, a substantial portion of such prior results relate to loans held for investment on the Adviser Parties' Direct Holdings, loan programs where an Adviser Party and one or more unrelated third parties made investment decisions jointly, loans held by contract investors with respect to which neither the Adviser nor any other Adviser Party provided investment advisory services or loans held by advised clients with respect to which an Adviser Party provided non-discretionary investment advice. Further, a portion of such prior results relate to loans where an affiliate of the Adviser and an unrelated third party made investment decisions jointly rather than the discretionary investment management services being provided by the Adviser to the Company. In addition, all or a portion of such past performance is not reflective of the performance of Portfolio Loans where investment decisions or recommendations are made by the Adviser subject to applicable requirements for BDCs, or principal transactions approval is required under applicable law or any other approvals outside of the control of the Adviser are required. Moreover, because restrictions that govern the Company’s investments do not govern the investments and investment strategies of the Adviser, any other Adviser Party or their respective current personnel or authorized persons generally or the loan origination strategies used to originate loans for the Antares Lending Platform, the Portfolio Loans, and the results they yield, are not directly comparable with, and may differ substantially from, other loan portfolios, loan programs, investment vehicles or accounts managed or serviced by or held by the Adviser, any other Adviser Party and their respective current personnel or authorized persons at prior places of employment. The Adviser is not an arranger, originator or lender. To the extent the term “Antares Lending Platform” is used in such contexts, the Adviser would be excluded.

The Antares Lending Platform operates in its own economic interest and should not be expected to take into account the Company’s interest in making any decisions with respect to a loan; however (as discussed herein), decisions made by the Antares Lending Platform can adversely impact the availability and terms of Portfolio Loans. Historical information relating to loans provided by any Adviser Party to any prospective investor in the Company is indicative only of the historical performance of the relevant loans covered thereby, as applicable. Such information is not intended to provide any assurance to any prospective investor and should not be used to project or predict future performance of the Company or of the Portfolio Loans.

The Portfolio Loans and other investments actually acquired by the Company could be different from those expected to be purchased by the Adviser on behalf of the Company due to credit market conditions, the availability of such Portfolio Loans and other investments, the frequency with which private equity sponsors, obligors or existing lenders request or require, or the underlying loan documents require, the loan arranger (including Antares Capital, when serving in such role) to make loans available to lenders that are not Adviser Parties or the Platform Balance Sheet, determinations with respect to Portfolio Loans and other investments made by Antares Capital or the Antares Lending Platform, changes to the internal policies of the Adviser, consent decisions made by other third parties as could be required under the loan documents and other factors. The actual Portfolio Loans and other investments owned by the Company will change from time to time as a result of, among other things, sales, purchases, prepayments, repayments and restructurings of Portfolio Loans and/or other investments.

The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans

There can be no assurance that the Antares Lending Platform will always be in the business of originating loans similar to the Portfolio Loans or to certain types of Portfolio Loans that may be acquired by the Company or will choose to originate those Portfolio Loans on terms that are beneficial to the Company. In such event, the Adviser will be limited by BDC requirements to invest at least 70% of the Company’s assets in “eligible portfolio companies”, and unless otherwise prohibited from doing so, can select Portfolio Loans originated by other loan originators for acquisition by the Company. There can be no assurance that Portfolio Loans originated by other loan originators will perform similarly to Portfolio Loans originated by the Antares Lending Platform or will be approved by the lenders or their administrative agent for inclusion in any credit facility. Additionally, the terms for Portfolio Loans (whether originated by the Antares Lending Platform or another loan originator) could vary.

The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel

The shareholders will generally not make decisions with respect to the management, disposition or other realization of any Portfolio Loans. Consequently, the success of the Company’s investments will depend, in large part, on the skill and expertise of the shared personnel of the Adviser who are employees of Antares Capital and who are responsible for originating, underwriting, monitoring and managing loans on behalf of the Adviser Parties' Direct Holdings and on behalf of the Adviser for the Company and other client accounts, including funds, vehicles, joint ventures, loan programs, special purpose entities, warehouses, collateralized loan obligations (“CLOs”), co-investment vehicles, and other entities and accounts sponsored, managed, serviced or advised by the Adviser and its affiliates, including Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC (collectively “Other Accounts”).

The Adviser has access to personnel who act as shared personnel of the Adviser Parties and are employees of Antares Capital. Such shared personnel underwrite, monitor and manage loans on behalf of the Adviser Parties' Direct Holdings, on behalf of the Adviser for the Company, and on behalf of the Adviser, and affiliates of the Adviser (including Antares Capital) for Other Accounts. In providing services through the Adviser, such shared personnel are supervised by the Adviser and subject to the Adviser’s compliance policies and procedures, including a code of ethics and applicable provisions of the Advisers Act. There can be no assurance that the current professionals will continue to serve in their current positions, continue to be employed by Antares Capital or made available to the Adviser or continue to be shared personnel or authorized persons of the Adviser and the other Adviser Parties. In addition, individuals not currently associated with any of the Adviser Parties may become associated with the Adviser or other Adviser Parties, and the performance of the Portfolio Loans would then also depend on the financial and managerial experience of such individuals. Although the Adviser’s investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the Adviser’s obligations to the Company, they will not devote all of their professional time to the affairs of the Company. When acting on behalf of the Adviser, such shared personnel will also be providing services to others, including to proprietary accounts of the Adviser Parties and to Other Accounts. When acting on behalf of any particular party, Adviser Parties or Other Accounts, such shared personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interests of the Company. In some cases, this can adversely impact the availability or terms of Portfolio Loans in which the Company ultimately invests.

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

Artificial Intelligence

The Company, the Adviser, the Adviser Parties, the Antares Lending Platform, the borrowers and issuers in which the Company invests and/or the Company’s service providers could benefit from novel uses of artificial intelligence (“AI”), including generative AI, into their businesses and operations. However, there are significant risks involved in utilizing AI, and no assurance can be provided that such use will enhance the businesses or operations, or result in such businesses or operations being more efficient or profitable. For example, AI algorithms could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs and AI can present ethical issues and subject users to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that the Adviser Parties create or use are deficient, inaccurate or controversial, the Adviser Parties and/or the Company could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on their businesses and financial results. If the party using AI does not have sufficient rights to use the data or other material or content on which its AI solutions or other AI tools rely, such party could also incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which they are a party. At this time, the Adviser Parties and the Antares Lending Platform primarily use AI, in the context of their investment activities, to expedite certain tasks that consolidate and synthesize information that is then checked by personnel and informs the investment process but, at this time, the Adviser Parties are not using AI to make investment decisions or as an analytical tool to aid such decisions. The Adviser Parties and the Antares Lending Platform could alter, increase or decrease their use of AI in the future. In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on this emerging technology. The technologies underlying AI and its uses are already subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. It is possible that the Company, the Adviser Parties or the Antares Lending Platform or any of their respective affiliates will not be able to anticipate how to respond to these rapidly evolving frameworks, and such parties could be required to expend resources to adjust their activity in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

There are Investment Limitations Related to Antares Capital's Environmental, Social and Governance Policy

Loans originated by (i) Antares Capital, as originator and lender of loans, (ii) Antares Capital, as arranger, administrative agent and/or similar capacities for loans, and (iii) the Antares Lending Platform are done so in accordance with Antares Capital’s Environmental, Social and Governance policy (such policy as amended from time to time, the “Antares ESG Policy”). The Antares ESG Policy sets forth the Antares Lending Platform’s principal positions on environmental, social and governance (“ESG”) matters and reviews how ESG factors are incorporated into the Antares Lending Platform’s loan and investment processes. ESG factors that the Adviser evaluates could include: (i) environment, (ii) social capital, (iii) human capital, (iv) business model and innovation, and (v) leadership and corporate governance. In considering the materiality of any ESG factor, the Adviser considers the borrower’s exposure to ESG risk, the borrower’s organizational capacity to mitigate that risk; and the potential outcomes from an adverse ESG event. Generally, ESG factors are informative but not determinative, although there are certain industries in which the Adviser will not invest depending on the specific investor/client, jurisdiction, or investor/client mandate. The Antares Capital Responsible Investment Policy (“RI Policy”) guides portfolio management and general business conduct on the integration of any ESG factors when deemed appropriate. Given the dynamic and evolving nature of ESG issues, the RI Policy is subject to continuous review and subject to change without notice; and its application can vary materially depending on the specific investor or client, jurisdiction, or investor level investment guidelines and requirements. The Adviser and/or its advisory affiliates could offer new or different strategies to current or prospective clients, including private funds or funds of one dedicated to a strategy or which pursue such strategy alongside other investments, such as secondary market acquisition of interests in funds that pursue private credit strategies or direct investment in junior capital instruments, although such investments are not generally within the Company’s expected portfolio profile.

It is possible that the Antares ESG Policy will prevent potential Portfolio Loans from being originated on the Antares Lending Platform or prevent the Company from acquiring certain Portfolio Loans, which could impact the returns of the Company. Except as set forth in the Antares ESG Policy, the Adviser is not required to consider any particular ESG factors in evaluating investments. There is no universally accepted view on ESG standards, and the Adviser’s view as to any ESG factors might not match the view of any particular shareholder.

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

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates, including its subsidiaries (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company), without prior approval of the independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the independent trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the independent trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by the Adviser or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other Accounts or affiliates of the Adviser in the Antares Lending Platform-originated loans and financings except pursuant to the co-investment exemptive relief the Company has received from the SEC, which delineates the requirements the Adviser must comply with for the Company to invest with Other Accounts. Accordingly, while the Adviser and its affiliates intend to allocate suitable opportunities among the Company, other accounts and/or affiliates of the Adviser based on the principles described above, the restriction on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by the Adviser or its affiliates to allocate an opportunity to one or more other investment funds or accounts (each, an “Other Investor”) or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other Investor or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with other accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

Any such co-investments will be subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other Accounts. Because investments are allocated across multiple Antares Lending Platform accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other Accounts.

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

The Company’s ability to achieve its investment objective will depend on the Adviser’s ability to identify, invest in and monitor Portfolio Loans. The members of the Adviser’s Investment Committee and the other officers and personnel of the Adviser are engaged in other business activities and will be called upon to provide managerial assistance to Other Accounts managed by the Adviser or by other Adviser Parties and to Platform Balance Sheet Clients. Although such investment professionals will devote such time as is necessary to fulfill the obligations of the Adviser to the Company effectively, as reasonably determined by the Adviser, respectively, they will not devote all of their professional time thereto. In addition, there is no assurance that every member of the Adviser’s Investment Committee will opine on any particular investment opportunity. In particular, (i) the Adviser’s Investment Committee meets with a quorum and reviews and approves a prospective Portfolio Loan, such that it is possible that the Adviser’s Investment Committee will opine on an investment opportunity without receiving input from each member and (ii) members of the Adviser’s Investment Committee can, consistent with the committee’s charter, delegate authority with respect to a prospective Portfolio Loan to another employee of the Adviser or one of its affiliates.

Shareholders and the Board will have the right to terminate the Investment Advisory Agreement. If the Adviser is removed, or resigns, the Company will lose access to additional Loans or other assets originated by the Antares Lending Platform, which represent all of the Company’s portfolio. Additionally, if the Adviser resigns or is removed, the Company may not be able to find a substitute investment adviser or be able to hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms or at all. If the Company is unable to replace the Adviser quickly, its operations are likely to experience a disruption, and its financial condition is likely to be adversely affected. In addition, the coordination of the Company’s internal management and investment activities is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and the other Adviser Parties. Even if the Company is able to retain comparable management, whether internal or external, transition of management may result in additional costs and time delays that may adversely affect the Company’s financial condition.

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

Investors Need to Seek Independent Advice

None of the Company, the Adviser, any other Adviser Party or the Antares Lending Platform is providing investment, accounting, tax or legal advice in respect of the Common Shares and none of them will have a fiduciary relationship with any investor or prospective investor. No hypothetical performance scenario, modeling run or return analysis that is provided to any prospective investor should be solely relied upon when considering an investment decision.

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

The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party

None of the Adviser, any other Adviser Party or any other person makes any assurance, guarantee or representation whatsoever as to the expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to the Company or any shareholder and neither the Company nor the shareholders may rely on any such person for a determination of expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to any shareholder.

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

The Company is Subject to Risks Relating to Availability of Financing

Because the Company intends to use leverage and to directly or indirectly incur indebtedness, returns realized by the Company will depend significantly on the availability of such financing and the terms applicable thereto. To the extent the Company cannot obtain financing, the ability of the Company to acquire Portfolio Loans will be restricted and returns to the Company and to the shareholders may be reduced as a result. Similarly, if the financing terms made available thereto are not favorable, or if such financing is available and entered into but subsequently the related lenders do not agree to any requested amendment or, to the extent required or desired, replacement of such terms and/or no refinancing of such credit facility is then available at comparable or better terms, returns to the Company and to its shareholders may be reduced. The Company expects leverage to be available to it under one or more credit facilities. See also “Item 1A. Risk Factors—Risks Relating to Financings by the Company.”

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

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners

The Antares Lending Platform has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms. Company investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the Company investors.

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

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents

The Company investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Company investors by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Company investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Item 1A. Risk Factors—Adviser and Structure-Related Risks—The Company is Dependent on Information Systems and Subject to Risks Relating to Cybersecurity.”

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

The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its Common Shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

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

The Company is Subject to Risks Relating to Distributions

The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases

Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

The Company is Subject to Risks Relating to Material Non-Public Information

As described under the heading “Conflicts of Interest” from time to time, the Adviser, other Adviser Parties and the Antares Lending Platform, the equity owners of each, including each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP, (and each such equity owners’ other subsidiaries and companies in which they own some or all of the equity interests, collectively, the “Parent Companies”), and other affiliates (and the officers and personnel of any of the foregoing) may come into possession of material non-public information that would limit the ability of the Company to buy and sell Portfolio Loans. The investment flexibility of the Company may be constrained as a consequence of the Adviser’s inability to take certain actions because of such information. The Company will lose investment opportunities if it is unable to acquire an investment because the Adviser, other Adviser Parties, the Antares Lending Platform, the Parent Companies, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information which prevents such acquisition. Although the Adviser and its affiliates have adopted some informational walls, not all information is subject to such walls and there can be no guarantee that a wall will be effective. For example, with respect to information on secondaries, information obtained by another Adviser Party in the course of managing investments in secondaries will not be shared with the other Adviser Parties, which information could be informative to the management and valuation of any such investment managed by other Advisers, but will not be shared, which could be to the detriment of the Company. The Company may experience losses if it is unable to sell an investment that it holds because the Adviser, another Adviser Party, the Antares Lending Platform, a Parent Company, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information, which losses will reduce returns to and could cause losses for the shareholders.

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

The following table illustrates the effect on return to a holder of our Class I Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 5.98% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $950.4 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-30.95%	-19.35%	-7.75%	3.85%	13.52%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 5.98% by the approximately $950.4 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders. Return is assumed to be sourced by net investment income and is correspondingly adjusted for incentive fees on income above the preferred return.

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

Certain Investment Risks

The Company is Subject to Risks Associated with its Investment Strategy

The success of the Company’s investment activities depends on the Adviser’s ability to identify opportunities for attractive risk-adjusted returns on invested capital, which is dependent in part on the market for available capital for middle market companies. Identification of these opportunities involves uncertainty. No assurance can be given that the Adviser will be able to successfully locate investment opportunities, or if such opportunities are located, that they will be available for allocation to the Company or that, for Portfolio Loans sourced by the Antares Lending Platform, or the Board, when required, will consent to or approve the purchase thereof. In addition, any credit facility is expected to, place restrictions on the Adviser’s ability to cause the Company to buy and/or sell loans as well as the timing for acquiring loans.

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

foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. It is difficult to predict which markets, products, businesses and assets will be affected by particular economic or business conditions (or to what degree the health of particular markets or industries are dependent on monetary policies by central banks, particularly the U.S. Federal Reserve). There is no assurance that conditions in the credit and other financial markets will be or remain stable and will not have deteriorated or in the future deteriorate at any time and there is now and in the future a material possibility that economic activity will be volatile and/or has slowed or slow over the moderate to long term. See “Item 1A. Risk Factor —The Company is Subject to Risks Relating to Infectious Disease and Pandemics.” A decrease in market value of the Portfolio Loans would also adversely affect the sale proceeds that could be obtained upon the sale of the Portfolio Loans and could result in losses, negatively impact returns to shareholders and ultimately affect the ability of the Company to make distributions to the shareholders.

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

The Company is Subject to Risks Relating to General Economic Conditions

Loans are subject to credit and interest rate risks. Credit risk refers to the likelihood that an obligor will default in the payment of principal or interest on a loan. Financial strength and solvency of an obligor are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a loan may affect its credit risk. Credit risk may change over the life of a loan and loans that are rated by rating agencies are often reviewed and may be subject to downgrade. Interest rate risk refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a loan indirectly (especially in the case of fixed rate obligations) or directly (especially in the case of loans whose rates are adjustable). In general, in a period of declining interest rates, it is expected that certain obligations to be paid off by the obligor more quickly than originally anticipated, and the Company would have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, the Company would expect reinvestment of the prepayment proceeds by the Company to generally be at lower rates of return than the return on the investments that were prepaid.

Conversely, rising interest rates will negatively impact the price of a fixed rate loan and falling interest rates will have a positive effect on price. Adjustable rate loans also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in loans with uncertain payment or prepayment schedules.

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

In some cases, the Adviser’s Parent Companies invest in Portfolio Loans that are suitable for the Company. Such Parent Companies could invest indirectly alongside the Company and other clients of the Adviser or the Adviser’s affiliates through their interest in the Platform Balance Sheet Client or could seek to invest either in concert with, or independently of, the Company and other clients of the Adviser or the Adviser’s affiliates. In cases where the Parent Companies pursue an opportunity independently, the Company could, but will not necessarily, also pursue such opportunity.

The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular, as well as increasing volatility and illiquidity in the markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets may result in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or Portfolio Companies. During periods of market disruption, Portfolio Companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.

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

The Company is Subject to Inflation Risks

Certain of our Portfolio Companies may be impacted by inflation. If such Portfolio Companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties

Except to the extent otherwise permitted by the Company’s investment criteria, since it is anticipated that all or most of the Portfolio Loans will be sourced through the Antares Lending Platform, the Company will be relying on the performance of the loan origination business of the Antares Lending Platform and the relevant Adviser Parties in general for both the types of Portfolio Loans and the quality of such Portfolio Loans, and for other related services including, without limitation, access to market deal flow, credit diligence and portfolio administration, accounting, tax, human resources, information technology and legal/compliance support. Therefore, a decline in the business and other business activity of the Antares Lending Platform could have adverse consequences for the Company and the shareholders. There can be no assurance that the Antares Lending Platform will source loans of equal or better quality than those sourced by them in the past. If the Antares Lending Platform suffers from a decline in business, or loosens its credit standards, the loans sourced thereby may suffer in credit quality. In order to maintain levels of business activity and/or profitability, the Antares Lending Platform may make concessions to obligors on loans. In addition, there is no assurance that the Antares Lending Platform will continue to source loans that fit the Company’s investment strategy or originate them in the same volume. Under such circumstances the size or performance of the Company’s portfolio could be expected to be adversely affected.

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

The Company will Have Limited Consent and Control Rights with Respect to the Loan Facilities of Which the Portfolio Loans Are a Part

As a lender in a loan facility that has multiple lenders, the Company will have limited consent and control rights, and such rights may not be effective in view of the expected proportion of such obligations held thereby as compared to the other lenders. In all instances, the Company will own less than a majority of the related loan(s) of which the Portfolio Loans are a part and will not control decision making by the required lenders under the related credit facility documents except to the extent that such documents require the consent of all lenders. If the consent of all lenders is required to a modification, most credit facility documents provide that the loan of any lender failing to so consent may be redeemed by the obligor or purchased by an existing or new lender, in either such case at par together with accrued interest. If the Company is a non-consenting lender, the related Portfolio Loan may be sold under such circumstances and there can be no assurance that the Adviser will be permitted or able to redeploy any sale or redemption proceeds received in connection therewith in Portfolio Loans having the same or a better yield or average life as any such Portfolio Loan so prepaid or sold, or at all, which may adversely affect the Company’s expected return. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such loans or Antares Lending Platform is interested in maintaining a performing loan as part of the Adviser Parties' Direct Holdings and good business relations with the related obligor and its sponsor (as opposed to having a competitor in the loan market provide the desire loan to the obligor), they may act in their own interests in connection therewith without considering the interests of the Company. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—The Company is Subject to Risks Related to Repricing” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

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

The Portfolio Loans are expected to consist primarily of agented loans. Under the loan documents with respect to agented loans, a financial institution or other entity may be designated as the administrative agent, loan agent and/or collateral agent or a person acting in a similar capacity. Under these arrangements, the obligor typically grants a lien to the collateral agent on behalf of the lenders and the obligor makes payments to the administrative agents, which distributes obligor payments to the related lenders including the Company. Such administrative agent may also collect advances made by the lenders and pays them over to the obligor in connection with the closing of the related Portfolio Loan and thereafter with respect to advances on revolving loans and delayed draw loans. Such administrative agents typically receive such payments into and distribute them from a commingled account. Certain decisions with respect to the related Portfolio Loan may be made by the administrative agent on behalf of the lenders under the related loan documents. An Adviser Party is expected to be the administrative agent with respect to most or all of the Portfolio Loans, subject to the terms of the related loan documents, which gives rise to certain conflicts of interest.

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

The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process

The Company is subject to risks related to fraud or misrepresentation in the investment process. Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, the Company’s ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. The Company, as well as subsidiaries through which the Company may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

The Company is Subject to Risks Relating to Liability Management Transactions

Recent developments in liability management transactions by borrowers may increase in prevalence. Such techniques include, without limitation, borrowers (and sometimes a subset of existing creditors) taking advantage of flexibility provided in underlying loan documentation and limited lender protections, and borrowers seeking to raise priming debt or structurally senior debt secured by all or a portion of the existing collateral whether through up-tier cashless debt exchanges or through asset drop-down transactions while subordinating existing creditors to a subset of participating creditors. In such transactions, the existing debt of the subset of participating creditors may be exchanged at a higher exchange rate than the debt of the non-participating creditors, resulting in the participating creditors realizing increased recovery prospects which are greater than, and at the expense of, the remaining existing creditors. To the extent the Company acquires a Portfolio Loan and subsequently is unable to participate in an up-tier cashless loan exchange, an asset drop-down transaction or another form of a liability management transaction, it may not realize the same recovery prospects on such Portfolio Loan as the participating lenders in such transactions.

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

A portion of the Portfolio Loans may consist of senior secured loans that have a first lien on the related obligor’s assets and where the related obligor has a super-priority revolving or term loan facility that will, in a default scenario, be paid prior to such Portfolio Loan. For such Portfolio Loans, if the super-priority revolving or term loan facility provides significant leverage to the obligor, then the risks relating to the Company’s lien on the obligor’s assets may be similar to the risks relating to second lien loans. In such cases, the creditors holding the super-priority revolving or term loan facility will have a senior priority over Portfolio Loans with respect to the related obligor’s assets. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such super-priority loans, they may act in their own interests in connection therewith without considering the interests of the Company.

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

The Company (or the Adviser on its behalf) and/or any Adviser Party other than the Adviser may participate on committees formed by creditors to negotiate the management of financially troubled obligors that may or may not be in bankruptcy or may seek to negotiate directly with such obligors with respect to restructuring issues. If the Adviser, on behalf of the Company, does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to the Company in such proceedings. By participating on such committees, the Company may be deemed to have duties to other creditors represented by the committees, which might expose the Company to liability to such other creditors who disagree with the Company’s actions. Furthermore, by participating on such committees, the Company may be contractually obligated to hold the related Portfolio Loan even if the Adviser, on behalf of the Company, believes it would be in the best interests of the Company to sell. In addition, the Adviser, its affiliates or Other Accounts may also have or acquire equity securities or debt obligations of companies who are obligors of Portfolio Loans held by the Company, and may have interests different from or adverse to those of the Company with respect to its Portfolio Loans. The Company and the Adviser and/or its affiliates may be on any such committee representing such different interests, which may result in conflicts of interest as described in “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

The Company is Subject to Risks Related to Repricing

If prevailing credit spreads tighten, an obligor of a Portfolio Loan and its private equity sponsor may be incentivized to try to negotiate more favorable pricing and other terms under such Portfolio Loan to better reflect the then current market pricing and terms or may repay the Portfolio Loan and seek alternative financing with other lenders on then-prevailing market pricing and terms. As a result, Portfolio Loans may be repaid prior to their scheduled maturity and may be replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all. Alternatively, the existing Portfolio Loans may be modified or amended to provide the Company with less favorable pricing or terms. The Adviser Parties and the Antares Lending Platform may, and frequently will, have an incentive to agree to such a repricing, modification and/or amendment to retain the loan as part of the Antares Direct Holdings (or, in the case of the Adviser, to retain the loan on the Company’s balance sheet) and/or strengthen its business relationship with the obligor or the private equity sponsor. In addition, to the extent that the Antares Lending Platform, an Adviser Party (other than the Adviser) or one or more of their respective affiliates holds an equity interest in the related obligor, there is an incentive for such persons to agree to or to propose such a repricing, modification and/or amendment, although since the Antares Lending Platform and such other related persons have in the past acquired and expect in the future to acquire only de minimis equity interests, if any, in some (but not all) obligors or their direct or indirect equity owners, the Adviser does not expect any such equity interest in an obligor or any owner thereof to outweigh the significantly larger economic interests of the Antares Lending Platform and such other related persons as lenders to the obligor. There can be no assurance that Portfolio Loans will be held to maturity or that Portfolio Loans may not be modified or amended to provide lower pricing and other less favorable terms, and in either case that these occurrences will not adversely affect the returns of the Company. See also “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

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

Changes in the Interest Rate on a Portfolio Loan May Impact the Company

The Portfolio Loans will bear interest at floating interest rates. If interest rates decline, obligors may refinance their Portfolio Loans at lower interest rates which could shorten the average life thereof and reduce the Company’s expected returns with respect thereto, particularly if the Company is not then able to directly or indirectly invest in other Portfolio Loans with an equal or greater interest rate and average life. Any bankruptcy or insolvency of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could result in losses and/or reduced returns to the Company and the shareholders. Conversely, if the interest rates increase, periodic interest obligations owed by the related obligors will also increase. As prevailing interest rates increase, some obligors may not be able to make the increased interest payments on Portfolio Loans or refinance their balloon Portfolio Loans, resulting in payment defaults. Any payment default of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could results in losses and/or reduced returns to the Company and the shareholders.

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

The Company is Subject to the Risk of Third-Party Litigation

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

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited

Rule 18f-4 under the 1940 Act, governs the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company is Subject to Risks Relating to Publicly Traded Securities

Although not the investment focus of the Company, the Company can hold public securities including in circumstances where a Portfolio Company and/or one of its subsidiaries consummates an initial public offering or is acquired by a special purpose acquisition company (a “SPAC”) while the Company holds its equity investment or the Company otherwise receives public securities in connection with an exit transaction or similar event involving an equity investment. Investments in public Portfolio Companies subject a Company to risks that could differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, movements in the stock market and trends in the overall economy, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities at certain times (including due to the possession by the Company or Adviser of material non-public information), increased likelihood of shareholder litigation against such companies’ board members, which could include Antares Lending Platform personnel, regulatory action by the applicable regulator and increased costs associated with each of the aforementioned risks.

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

The Company is Subject to Risks Relating to Volatility in the Technology Industry

The market prices and values of companies operating in the technology industry - including application software, system software and consumer and business services companies - tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete. Companies in the application software industry, in particular, may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins. Companies in the systems software industry may be adversely affected by, among other things, actual or perceived security vulnerabilities in their products and services, which may result in individual or class action lawsuits, state or federal enforcement actions and other remediation costs. Such companies are also often subject to governmental regulation and may, therefore, be adversely affected by governmental policies. In addition, a rising interest rate environment tends to negatively affect technology and technology-related companies. Those technology or technology-related companies seeking to finance their expansion would have increased borrowing costs, which may negatively impact their earnings. Technology-related companies are often smaller and less experienced companies and may be subject to greater risks than larger companies, such as limited product lines, markets and financial and managerial resources. These risks may be heightened for technology companies in foreign markets.

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

Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks

To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

If the Company Is Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, the Company’s Shareholders That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of the Company’s Expenses

The Company does not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) Common Shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (2) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Recently enacted tax legislation, commonly known as the "One Big Beautiful Bill Act," extended many of the tax law provisions that were set to expire in 2025 and included certain new provisions (and other amendments) to the Code. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in the Common Shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification, and Management of Cybersecurity Risks

The Company has processes in place to assess, identify and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy implemented by the Adviser and the Adviser Parties, the providers of our technology services. The Adviser manages the Company’s day-to-day operations and has implemented, together with the Adviser Parties, a firm-wide cybersecurity program that applies to the Company and its operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by the Adviser Parties, and (ii) any actions of the Adviser shall be deemed to refer to actions of the Adviser Parties and/or the Adviser, as the context may require.

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

Oversight of Cybersecurity Risk

Cybersecurity risk oversight at the Adviser Parties is embedded within a governance structure that includes board-level engagement, cross-functional collaboration, and continuous monitoring of key cyber risk indicators.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The offering consists of three classes of Common Shares, Class I shares, Class S shares and Class D shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

Holders

As of March 19, 2026 there were 201 holders of record of our Class I shares, and zero holders of our Class S shares and Class D shares. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our Common Shares.

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

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business—Investment Advisory Agreement and Administration Agreement ”.

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

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

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

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company has commenced a share repurchase program, in which the Company intends to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous calendar quarter. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Senior Securities

Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2025 and 2024 (dollar amounts in thousands):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Morgan Stanley Facility
December 31, 2025	$910,419	$1,771.3	—	N/A
December 31, 2024	$110,194	$6,784.9	—	N/A
Revolving Credit Facility
December 31, 2025	$40,000	$1,771.3	—	N/A

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of November 5, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under the Code. We are a non-traded, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our NAV per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by us is referred to as a Portfolio Loan. We acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that we may generally hold on its own or in a group with other Adviser Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the U.S., we also intend to leverage the Antares Lending Platform’s global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. Our subsidiaries’ (including entities that engage in investment activities in securities or other assets that are primarily controlled by us) principal investment strategies and associated principal risks will be consistent with our principal investment strategies and associated principal risks. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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
•
our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of our operations, administration and transactions (which may be directly incurred by us or allocated among us and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of December 31, 2025, we had investments in 438 portfolio companies across 45 industries. Based on fair value as of December 31, 2025, approximately 99.46% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average total yield of debt securities at amortized cost was 8.27%.

As of December 31, 2024, we had investments in 368 portfolio companies across 43 industries. Based on fair value as of December 31, 2024, approximately 99.92% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2024, our weighted average total yield of debt securities at amortized cost was 9.22%.

Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025 and 2024.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Year Ended December 31,
	2025	2024
Total investments, beginning of period	$849,742	$—
Purchases of investments (including received in-kind)	1,023,979	864,407
Net accretion of discounts and amortization of premiums on investments	1,965	136
Net realized gains (losses) on investments	(349)	(4)
Proceeds from sale of investments and principal repayments	(264,456)	(14,797)
Total investments, end of period	$1,610,881	$849,742

The following table presents certain selected information regarding our investment portfolio:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.27%	9.22%
Weighted average yield on debt and income producing investments, at fair value (1)	8.27%	9.22%
Number of portfolio companies	438	368
Median LTM EBITDA (2)(3)	$84.6M	$85.1M
Weighted average net senior leverage (2)(4)	5.3x	5.0x
Weighted average loan-to-value (“LTV”) (2)(5)	35%	33%
Percentage of debt investments bearing a floating rate, at fair value	99.46%	99.92%
Percentage of debt investments bearing a fixed rate, at fair value	0.54%	0.08%

(1)
Computed based on the stated interest rate or yield as of December 31, 2025 and December 31, 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
(4)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which we hold an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.
(5)
LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by estimated enterprise value or value of the underlying collateral of the Portfolio Company, excluding recurring revenue loans. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,564,265	97.19%	392
B	27,413	1.70	28
C	17,365	1.08	15
D	285	0.02	2
E	174	0.01	1
	$1,609,502	100.00%	438

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$844,820	99.59%	340
B	3,345	0.39	27
C	195	0.02	1
D	—	—	—
E	—	—	—
	$848,360	100.00%	368

As of December 31, 2025, there was one Portfolio Company with loans on non-accrual status (fair value of $174). As of December 31, 2024, there were no portfolio companies with loans on non-accrual status. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,579,235	$1,576,308	94.64%	$845,082	$843,710	99.45%
Unsecured Debt	8,614	8,617	0.52	713	703	0.08
Equity Investments	23,032	24,577	1.48	3,947	3,947	0.47
Short-Term Investments (1)	56,001	56,001	3.36	—	—	—
Total Investments	$1,666,882	$1,665,503	100.00%	$849,742	$848,360	100.00%

(1)
As of June 30, 2025, we have made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by us was $39.5 million.

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	December 31, 2025	December 31, 2024
Software	15.03%	11.14%
Commercial Services and Supplies	8.12	9.76
Financial Services	7.85	4.39
Diversified Consumer Services	6.61	8.78
Insurance	6.52	7.32
Healthcare Providers and Services	6.51	5.54
Professional Services	6.45	9.40
Health Care Technology	6.14	4.44
Containers and Packaging	4.18	3.17
IT Services	3.71	4.23
Chemicals	3.42	2.23
Pharmaceuticals	2.11	1.77
Healthcare Equipment and Supplies	2.08	0.56
Capital Markets	1.93	2.99
Distributors	1.84	2.44
Automobile Components	1.22	2.26
Construction & Engineering	1.04	0.84
Industrial Conglomerates	0.95	0.96
Food Products	0.91	0.91
Energy Equipment and Services	0.90	1.35
Machinery	0.84	0.99
Technology Hardware, Storage and Peripherals	0.78	1.15
Air Freight and Logistics	0.77	0.66
Construction Materials	0.75	0.84
Electronic Equipment, Instruments and Components	0.73	1.33
Gas Utilities	0.72	—
Life Sciences Tools & Services	0.69	0.94
Electrical Equipment	0.68	1.53
Household Products	0.65	0.33
Real Estate Management and Development	0.64	0.77
Wireless Telecommunication Services	0.64	0.31
Textiles, Apparel and Luxury Goods	0.58	0.25
Diversified Telecommunication Services	0.57	0.50
Hotels, Restaurants and Leisure	0.55	1.04
Oil, Gas and Consumable Fuels	0.55	1.30
Aerospace and Defense	0.52	0.43
Specialty Retail	0.46	0.02
Media	0.38	2.18
Transportation Infrastructure	0.37	0.25
Trading Companies and Distributors	0.31	0.30
Building Products	0.20	0.31
Beverages	0.06	—
Personal Care Products	0.02	0.05
Household Durables	0.01	0.02
Ground Transportation	0.01	0.02
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

Results of Operations

Operating results for the years ended December 31, 2025 and 2024 were as follows (table below in thousands):

	Year Ended December 31,
	2025	2024
Total investment income	$121,257	$11,355
Total expenses	60,264	4,144
Management fees waiver	(5,009)	(1,180)
Incentive fees waiver	(5,811)	(1,281)
Reimbursable expenses paid by adviser	(683)	(678)
Net expenses, net of fee waivers, before excise tax	48,761	1,005
Excise tax expense	223	106
Net investment income (loss)	72,273	10,244
Net realized gain (loss)	616	—
Net change in unrealized appreciation (depreciation)	(2,395)	(350)
(Provision) benefit for taxes on unrealized appreciation of assets	(374)	—
Net increase (decrease) in net assets resulting from operations	$70,120	$9,894

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the years ended December 31, 2025 and 2024 (table below in thousands):

	Year Ended December 31,
	2025	2024
Interest income	$115,223	$10,582
Payment-in-kind interest income	551	2
Payment-in-kind dividend income	751	—
Dividend income	24	—
Other income	4,708	771
Total investment income	$121,257	$11,355

For the year ended December 31, 2025, our total investment income was driven by our deployment of capital and increase in invested balance of investments year-over-year. The size of our investment portfolio at fair value increased from $0.8 billion as of December 31, 2024 to $1.6 billion as of December 31, 2025, which has increased the balance of interest-bearing securities year-over-year. The weighted average yield on debt and income producing investments, at fair value, decreased from 9.2% as of December 31, 2024 to 8.3% as of December 31, 2025, which is attributable to decreases in index rates and incremental increases to allocations of broadly syndicated loans. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income from common equity investments and payment-in-kind dividend income from preferred equity investments. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows (table below in thousands):

	Year Ended December 31,
	2025	2024	2023 (1)
Interest and debt expenses	$36,223	$459	$—
Management fees	8,466	1,180	—
Income based incentive fee	9,495	1,281	—
Administrative service fee	674	93	—
Board of Trustees’ fee	157	27	—
Other general and administrative expenses	3,245	426	—
Organization and offering costs	2,004	678	169
Total expenses	60,264	4,144	169
Management fees waiver	(5,009)	(1,180)	—
Incentive fees waiver	(5,811)	(1,281)	—
Reimbursable expenses paid by adviser	(683)	(678)	(169)
Net expenses	$48,761	$1,005	$—

(1)
Period from May 1, 2023 (inception) to December 31, 2023.

Total operating expenses were $6.1 million, for the year ended December 31, 2025, primarily comprised of $3.2 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.7 million of administrative service expenses, $0.2 million of expenses paid to our independent trustees, and $2.0 million in organization and offering costs.

Total operating expenses were $1.2 million, for the year ended December 31, 2024, primarily comprised of $0.4 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.1 million of administrative service expenses, and $0.7 million in organization and offering costs.

The increase in gross management fees and incentive fees were driven by growth in our NAV, increasing deployment in loan assets, and conclusion of the fee waiver.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average debt outstanding balances were as follows:

	Year Ended December 31,
	2025	2024
Stated interest expense	$34,289	$174
Facility unused fees	766	187
Amortization of deferred financing costs	1,168	98
Total interest and debt expenses	$36,223	$459
Cash paid for interest expense	$32,593	$—
MS Facility weighted average interest rate	5.98%	6.37%
MS Facility average debt outstanding	$564,811	$17,224
Revolving Credit Facility weighted average interest rate	6.03%	—
Revolving Credit Facility average debt outstanding	$1,315	$—

Interest expense for the year ended December 31, 2025 was driven by approximately $566.1 million of average borrowings outstanding (at an average effective interest rate, of 5.98%) related to borrowings for investments and expenses.

Interest expense for the year ended December 31, 2024 was driven by approximately $17.2 million of average borrowings outstanding (at an average effective interest rate, of 6.37%) related to borrowings for investments and expenses.

Interest and other debt expenses increased from $0.5 million for the year ended December 31, 2024 to $36.2 million for the year ended December 31, 2025, respectively, primarily driven by increased borrowing expenses, due to increasing leverage year-over-year. Our average debt outstanding increased to $566.1 million for the year ended December 31. 2025 from $17.2 million for the year ended December 31, 2024. The average effective interest rate on borrowings outstanding decreased to 5.98% for the year ended December 31, 2025 from 6.37% for the year ended December 31, 2024, respectively.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on investments	$(349)	$(4)
Net change in unrealized appreciation (depreciation) on investments	4	(1,382)
Net realized and change in unrealized gain (loss) on investments	$(345)	$(1,386)

For the year ended December 31, 2025, net realized and change in unrealized gain (loss) on investments was primarily driven by increases in the fair value of certain equity investments and private credit loans largely offset by decreases in the fair value of liquid credit loans. As of both December 31, 2025 and 2024, the fair value of our debt investments as a percentage of funded principal was 99.64%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the our NAV as of the beginning of the first business day of the month. For the year ended December 31, 2025, we incurred management fees of $8.5 million, before impact of waived fees. For the year ended December 31, 2025, the Adviser elected to waive $5.0 million, resulting in $3.5 million in management fees net of waiver. For the year ended December 31, 2024, we incurred management fees of $1.2 million, before impact of waived fees. For the year ended December 31, 2024, the Adviser elected to waive all management fees, resulting in zero management fees net of waiver.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized). We pay an incentive fee quarterly as follows:

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

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires us to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

On October 31, 2024, we and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to irrevocably waive, which may be effected by a rebate or otherwise, (i) any base management fee due from us to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) any incentive fee from us to the Adviser under Section 5(b) of the Investment Advisory Agreement for a six-month period following the effective date of our registration statement on Form N-2, which was declared effective on February 12, 2025.

For the year ended December 31, 2025, we incurred income based incentive fees of $9.5 million, and did not incur any incentive fees on capital gains. For the year ended December 31, 2025, the Adviser agreed to waive $5.8 million in total incentive fees, resulting in $3.7 million incentive fees payable. For the year ended December 31, 2024, we incurred income based incentive fees of $1.3 million, and did not incur any incentive fees on capital gains. For the year ended December 31, 2024, the Adviser agreed to waive $1.3 million in total incentive fees, resulting in zero incentive fees payable.

Expense Support Agreement

On October 31, 2024, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses on our behalf such that our operating expenses do not exceed 1.00% (on annualized basis) of the our NAV. Additionally, the Adviser may elect to pay certain of our additional expenses on our behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

In addition, effective October 31, 2024, we and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive any reimbursement by us for any of our organization expenses, operating expenses and offering expenses the Adviser incurs or has incurred on our behalf in an aggregate amount not to exceed $2 million. The Waiver Letter Agreement includes reimbursement provisions substantially similar to the reimbursement provisions included in the Expense Support Agreement.

For both the years ended December 31, 2025 and 2024, the Adviser waived $0.7 million, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations. For the period from May 1, 2023 (inception) to December 31, 2023, the Adviser waived $0.2 million pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations.

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income. For the years ended December 31, 2025 and 2024, we incurred U.S. federal excise tax of $0.2 million and $0.1 million, respectively.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous monthly basis at a per share price equal to the then-current NAV per share. Our primary uses of cash will be for (i) investments in Portfolio Companies and other investments, (ii) the cost of operations (including paying Antares Capital Credit Advisers LLC (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of December 31, 2025 we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025, we had an aggregate amount of $950.4 million of principal debt outstanding and our asset coverage ratio was 177.13%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	3,659,520	$92,147	25,404,674	$635,830
Reinvestment of distributions	47,111	1,187	—	—
Net increase (decrease)	3,706,631	$93,334	25,404,674	$635,830

Share Repurchase Program

We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders across all shares.

Distributions

We authorize and declare distribution amounts per share of Common Shares payable monthly in arrears.

The following table presents distributions that were declared during the years ended December 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
October 31, 2025	November 26, 2025	0.1928	0.0161	0.2089	5,934
November 25, 2025	December 31, 2025	0.1863	0.0155	0.2018	5,810
December 30, 2025	January 30, 2026	0.1924	0.0160	0.2084	6,067
Total		$2.2637	$0.2566	$2.5203	$67,845

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
December 31, 2024	January 30, 2025	$0.3263	$—	$0.3263	$8,290
Total		$0.3263	$—	$0.3263	$8,290

(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$2.52	$67,845	$0.33	$8,290
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$2.52	$67,845	$0.33	$8,290

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

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
Expense Support and Conditional Reimbursement Agreement,

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

Recent Developments

Subscriptions

On January 1, 2026, we sold and issued 1,726,965 Class I shares for an aggregate consideration of approximately $43.5 million at a price of $25.18 per share, including Class I shares issued through the Company’s distribution reinvestment plan.

On February 1, 2026, we sold and issued 719,729 Class I shares for an aggregate consideration of approximately $18.0 million at a price of $25.07 per share, including Class I shares issued through the Company’s distribution reinvestment plan.

We received $20.1 million of net proceeds relating to the issuance of Class I shares for subscriptions effective March 1, 2026.

Distribution Declaration

On January 30, 2026, we declared a regular distribution in the amount of $0.1925 per share and a special distribution in the amount of $0.0107 per share for our Common Shares, which are payable to shareholders of record as of January 30, 2026, and were paid on February 27, 2026. These distributions were paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

On February 27, 2026, we declared a regular distribution in the amount of $0.1731 per share and a special distribution in the amount of $0.0096 per share for our Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about March 30, 2026. These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Revolving Credit Facility

On January 8, 2026, we entered into an agreement with Apple Bank and Webster Bank, National Association, pursuant to our senior secured credit facility among the us, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time party thereto to increase the aggregate commitments under the senior secured credit facility from $500 million to $560 million through the accordion feature in the senior secured credit facility. The accordion feature in the senior secured credit allows us, under certain circumstances, to increase the total facility to a maximum of $875 million, subject to certain conditions.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see Note 2 “Significant Accounting Policies” to the Consolidated Financial Statements.

Contractual Obligations

We are required to report its investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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

Unfunded Commitments

Our investment portfolio may contain revolving line of credit or delayed draw commitments, which require us to fund when requested by portfolio companies. As of December 31, 2025 and December 31, 2024, we had unfunded investment commitment in the aggregate par amount of $427.2 million and $291.0 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. We seek to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of December 31, 2025, 99.46% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the Morgan Stanley Facility and Revolving Credit Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$47,881	$(28,664)	$19,217
Up 200 basis points	31,921	(19,109)	12,812
Up 100 basis points	15,960	(9,555)	6,405
Down 100 basis points	(15,960)	9,555	(6,405)
Down 200 basis points	(31,649)	19,109	(12,540)
Down 300 basis points	(45,039)	28,422	(16,617)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	84
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	85
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023	86
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023	87
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023	89
Consolidated Schedules of Investments as of December 31, 2025 and 2024	90
Notes to Consolidated Financial Statements	159

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Antares Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Antares Private Credit Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, cash flows, and changes in net assets, for the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 19, 2026

We have served as the Company’s auditor since 2024.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,610,881 and $849,742 as of December 31, 2025 and December 31, 2024, respectively)	$1,609,502	$848,360
Short-term investments (amortized cost — $56,001 and $0 as of December 31, 2025 and December 31, 2024, respectively) (1)	56,001	—
Total investments at fair value	1,665,503	848,360
Cash and cash equivalents (1)	8,960	42,146
Foreign currencies (cost — $10,099 and $20,235 as of December 31, 2025 and December 31, 2024, respectively)	10,387	20,194
Interest receivable from non-controlled/non-affiliated investments	7,230	3,824
Dividend receivable from non-controlled/non-affiliated investments	308	—
Deferred offering costs	525	943
Receivable from adviser (Note 3)	1,361	2,839
Receivable for investments sold / repaid	5,912	82
Prepaid expenses and other assets	541	446
Total assets	$1,700,727	$918,834

LIABILITIES
Debt outstanding	$950,419	$110,194
Less: Deferred financing costs	(7,662)	(3,087)
Total debt, net of deferred financing costs	942,757	107,107
Payable for investments purchased	6,536	160,489
Interest payable	2,823	361
Distributions payable	6,067	8,290
Administrative service fee payable	150	93
Accrued expenses and other liabilities	3,270	986
Management fees payable	2,283	—
Income based incentive fee payable	2,462	—
Due to affiliates	1,311	4,049
Total liabilities	967,659	281,375
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (29,112,305 and 25,405,674 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	291	254
Paid-in capital in excess of par value	728,579	635,495
Accumulated net distributable earnings	4,198	1,710
Total net assets	733,068	637,459
Total liabilities and net assets	$1,700,727	$918,834
Net asset value per share	$25.18	$25.09

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023 (1)
Investment income:
From total investments:
Interest income	$115,223	$10,582	$—
Payment-in-kind interest income	551	2	—
Payment-in-kind dividend income	751	—	—
Dividend income	24	—	—
Other income	4,708	771	—
Total investment income	121,257	11,355	—
Expenses:
Interest and debt expenses	36,223	459	—
Management fees (Note 3)	8,466	1,180	—
Income based incentive fee (Note 3)	9,495	1,281	—
Administrative service fee	674	93	—
Board of Trustees’ fee	157	27	—
Other general and administrative expenses	3,245	426	—
Organization and offering costs	2,004	678	169
Total expenses	60,264	4,144	169
Management fees waiver (Note 3)	(5,009)	(1,180)	—
Incentive fees waiver (Note 3)	(5,811)	(1,281)	—
Reimbursable expenses paid by adviser (Note 3)	(683)	(678)	(169)
Net expenses, net of fee waivers, before excise tax	48,761	1,005	—
Excise tax expense	223	106	—
Net investment income (loss)	72,273	10,244	—

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(349)	(4)	—
Foreign currency transactions	965	4	—
Total net realized gain (loss)	616	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4	(1,382)	—
Translation of assets and liabilities in foreign currencies	(2,399)	1,032	—
Total net change in unrealized appreciation (depreciation)	(2,395)	(350)	—
Total net realized and change in unrealized gain (loss)	(1,779)	(350)	—
(Provision) benefit for taxes on unrealized appreciation of assets	(374)	—	—
Net increase (decrease) in net assets resulting from operations	$70,120	$9,894	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$2.68	$0.43	$—
Earnings per share (basic and diluted)	$2.60	$0.41	$—
Distributions declared per share	$2.52	$0.33	$—
Weighted average shares outstanding (basic and diluted)	26,926,261	24,050,265	1,000

(1)
Period from May 1, 2023 (inception) to December 31, 2023.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

Year Ended December 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,405,674	$254	$635,495	$1,710	$637,459
Operations:
Net investment income	—	—	(1,023)	73,296	72,273
Net realized gain (loss)	—	—	810	(194)	616
Net change in unrealized appreciation (depreciation)	—	—	—	(2,395)	(2,395)
(Provision) benefit for taxes on unrealized appreciation of assets	—	—	—	(374)	(374)
Net increase (decrease) in net assets resulting from operations	—	—	(213)	70,333	70,120
Capital Transactions:
Issuance of shares	3,659,520	37	92,110	—	92,147
Common Shares issued from reinvestment of distributions	47,111	—	1,187	—	1,187
Distributions to shareholders	—	—	—	(67,845)	(67,845)
Net increase (decrease) in net assets resulting from capital transactions	3,706,631	37	93,297	(67,845)	25,489
Total net increase (decrease)	3,706,631	37	93,084	2,488	95,609
Net assets at end of period	29,112,305	$291	$728,579	$4,198	$733,068

Year Ended December 31, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	(106)	10,350	10,244
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	(350)	(350)
Net increase (decrease) in net assets resulting from operations	—	—	(106)	10,000	9,894
Capital Transactions:
Issuance of shares	25,404,674	254	635,576	—	635,830
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	(8,290)	(8,290)
Net increase (decrease) in net assets resulting from capital transactions	25,404,674	254	635,576	(8,290)	627,540
Total net increase (decrease)	25,404,674	254	635,470	1,710	637,434
Net assets at end of period	25,405,674	$254	$635,495	$1,710	$637,459

Period from May 1, 2023 (inception) to December 31, 2023

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Capital Transactions:
Issuance of shares	1,000	—	25	—	25
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	1,000	—	25	—	25
Total net increase (decrease)	1,000	—	25	—	25
Net assets at end of period	1,000	$—	$25	$—	$25

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$70,120	$9,894	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(994)	(2)	—
Net accretion of discounts and amortization of premiums on investments	(1,965)	(136)	—
Proceeds from sale of investments and principal repayments	264,456	14,797	—
Purchases of investments	(1,022,984)	(864,405)	—
Purchase/sale of short-term investments, net (2)	(16,474)	—	—
Net realized (gains) losses on investments	349	4	—
Net change in unrealized (appreciation) depreciation on investments	(4)	1,382	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,399	—	—
Amortization of deferred financing costs	1,168	98	—
Amortization of deferred offering costs	1,885	170	—
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(3,406)	(3,824)	—
Dividend receivable from non-controlled/non-affiliated investments	(308)	—	—
Receivable from adviser	1,478	(2,670)	(169)
Receivable for investments sold / repaid	(5,830)	(82)	—
Prepaid expenses and other assets	(95)	(446)	—
Increase (decrease) in operating liabilities:
Due to affiliates	(2,738)	3,880	169
Payable for investments purchased	(153,953)	160,489	—
Management fees payable	2,283	—	—
Income based incentive fee payable	2,462	—	—
Interest payable	2,462	361	—
Administrative service fee payable	57	93	—
Accrued expenses and other liabilities	2,284	986	—
Net cash provided by (used in) operating activities	(857,348)	(679,411)	—
Cash flow from financing activities
Proceeds from issuance of shares	92,147	635,855	—
Debt borrowings	905,547	110,194	—
Debt repayments	(66,981)	—	—
Distributions paid	(68,881)	—	—
Deferred offering costs paid	(1,467)	(1,113)	—
Deferred financing costs paid	(5,743)	(3,185)	—
Net cash provided by (used in) financing activities	854,622	741,751	—
Net increase (decrease) in cash and cash equivalents	(2,726)	62,340	—
Effect of foreign exchange rate changes on cash and cash equivalents	(740)	—	—
Cash, cash equivalents and foreign currencies at the beginning of period (2)	22,813	—	—
Cash, cash equivalents and foreign currencies at the end of period (2)	$19,347	$62,340	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$32,593	$—	$—
Cash paid for taxes	84	—	—
Distributions payable	6,067	8,290	—
Reinvestment of distributions	1,187	—	—

(1)
Period from May 1, 2023 (inception) to December 31, 2023.
(2)
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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	10/31/2030	$4,629	$4,638	$4,657	0.64%
GSP Holdings, LLC	(6)(8)(13)	First Lien Term Loan	S + 6.50%	10.30% (Incl. 0.75% PIK)	11/6/2026	104	104	97	0.01
TransDigm Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.25%	5.92%	3/22/2030	3,678	3,693	3,693	0.50
							8,435	8,447	1.15
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	5,342	5,318	5,342	0.73
Kenco PPC Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	359	(2)	—	—
Lightbeam Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	5/6/2030	4,901	4,901	4,876	0.66
Lightbeam Bidco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	645	645	642	0.09
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	3,781	1,558	1,557	0.21
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	5/4/2029	491	—	(2)	—
							12,420	12,415	1.69
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2026	5,860	5,860	5,860	0.80
Enthusiast Auto Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	12/19/2026	64	—	—	—
JHCC Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/9/2027	1,453	1,448	1,453	0.20
JHCC Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	421	420	421	0.06
JHCC Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	9/9/2027	168	109	109	0.01
OAC Holdings I Corp	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	3/30/2029	185	185	184	0.02
Power Stop, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.43%	1/26/2029	197	197	185	0.03
Quality Automotive Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	4,645	4,631	4,634	0.63
Quality Automotive Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	915	913	913	0.12
Quality Automotive Services, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	2,445	2,439	2,438	0.33
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	2,000	120	121	0.02
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	7/16/2027	257	(1)	(1)	—
Truck-Lite Co., LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	194	193	193	0.03
Truck-Lite Co., LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	1,707	1,707	1,703	0.23
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/13/2032	63	37	37	0.01
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/13/2032	1,871	729	736	0.10
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	2/13/2032	930	(3)	(2)	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	2/13/2031	176	—	—	—
							18,984	18,984	2.59

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	7/12/2029	$995	$999	$1,000	0.14%
							999	1,000	0.14
Building Products
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	1,013	1,009	1,003	0.14
MDC Interior Acquisition Inc	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/26/2030	42	—	—	—
Surewerx Purchaser III Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	12/28/2029	197	197	197	0.03
WST USA Holdco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	3/31/2027	1,708	1,708	1,703	0.23
WST USA Holdco, Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/31/2027	585	250	249	0.03
							3,164	3,152	0.43
Capital Markets
Allworth Financial Group, L.P.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2027	197	197	197	0.03
Arax MidCo, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	6,732	6,689	6,732	0.92
Arax MidCo, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/11/2029	2,627	(7)	—	—
Arax MidCo, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/11/2029	431	57	60	0.01
Cub Financing Intermediate, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	6/28/2030	3,743	3,727	3,743	0.51
Cub Financing Intermediate, LLC	(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	6/28/2030	1,740	1,724	1,740	0.24
Edgeco Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	7,391	7,390	7,391	1.01
Edgeco Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	876	876	876	0.12
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	2,769	2,321	2,334	0.32
Edgeco Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	480	480	480	0.06
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	6/1/2028	304	(1)	—	—
HighTower Holding, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	2/1/2030	110	—	—	—
Lido Advisors, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	198	197	198	0.03
Lido Advisors, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	3,513	2,063	2,072	0.28
Lido Advisors, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	526	522	524	0.07
Lido Advisors, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	5/10/2032	615	304	306	0.04
The Ultimus Group Midco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/1/2032	4,068	4,048	4,048	0.55
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/1/2032	1,356	(3)	(7)	—
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/1/2032	509	(3)	(3)	—
							30,581	30,691	4.19

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/1/2032	$10,448	$10,399	$10,396	1.42%
Americhem, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/1/2032	2,691	(6)	(13)	—
Americhem, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/1/2032	1,906	(10)	(10)	—
Aurora Plastics, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	12,431	12,405	12,369	1.69
Aurora Plastics, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	1,405	1,405	1,398	0.19
Aurora Plastics, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	1,140	(3)	(6)	—
Aurorium Global Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.55% (Incl. 3.70% PIK)	1/2/2029	99	98	94	0.01
Boulder Scientific Company, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2027	97	97	97	0.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	8,208	8,168	8,167	1.11
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	E + 4.75%	6.78%	7/1/2032	EUR 1,352	1,588	1,580	0.21
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	1,931	(4)	(10)	—
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	1,862	(9)	(9)	—
Charkit Chemical Company, LLC	(8)(13)	First Lien Term Loan	S + 4.88%	8.65%	12/29/2026	100	99	99	0.01
DCG Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/13/2031	6,991	6,991	6,886	0.94
DCG Acquisition Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/13/2031	1,169	829	812	0.11
Hasa Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	1/10/2029	198	198	197	0.03
LTI Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.75%	7.42%	7/29/2029	1,975	1,983	1,990	0.27
Lubricant Engineers	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	197	197	197	0.03
Lubricant Engineers	(8)(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	7,688	7,670	7,688	1.05
Lubricant Engineers	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	1,372	—	—	—
Lubricant Engineers	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	885	(4)	—	—
Lummus Technology Holdings V LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	12/31/2029	1,021	1,017	1,023	0.14
Plaskolite PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 8.00%	11.65% (Incl. 4.00% PIK)	5/9/2030	1,407	1,394	1,337	0.18
Plaskolite PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.65%	2/7/2030	101	10	3	—
Potters Industries LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.50%	9/14/2027	100	—	—	—
Rocket Bidco, Inc.	(6)(8)(14)	First Lien Term Loan	C + 4.75%	7.34%	11/1/2030	CAD 197	143	143	0.02
							54,655	54,428	7.42
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	7/30/2031	351	351	353	0.05
Anticimex Global AB	(5)(6)(8)(16)	First Lien Term Loan	S + 2.90%	6.55%	11/17/2031	1,234	1,234	1,241	0.17
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	2,945	2,933	2,937	0.40
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	2,366	2,360	2,360	0.32
Ares Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/18/2029	2,013	(2)	(5)	—
Ares Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	11/18/2029	1,610	(4)	(4)	—
AWP Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	14,215	14,157	14,072	1.92
AWP Group Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	320	151	149	0.02
BCPE Empire Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	12/11/2030	921	920	913	0.12
BIFM CA Buyer Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	649	650	654	0.09
CoolSys, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.66%	8/11/2028	197	195	177	0.02
CRS Midco Holdings, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	3,462	3,444	3,444	0.47
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	1,154	(3)	(6)	—
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	692	(3)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Discovery Purchaser Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	10/4/2029	$3,466	$3,471	$3,339	0.45%
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	2/22/2030	1,403	1,398	1,403	0.19
FL Hawk Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	2/22/2029	334	(1)	—	—
Fresh Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	386	386	386	0.05
HeartLand PPC Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	7,098	7,039	7,063	0.96
HeartLand PPC Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	859	851	855	0.12
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	3,067	44	38	0.01
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/12/2029	904	9	8	—
Hercules Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/15/2028	5,260	5,256	5,234	0.71
Hercules Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/15/2028	2,094	(4)	(10)	—
Hercules Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/15/2028	589	(4)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/19/2029	197	196	197	0.03
HP RSS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/11/2029	1,309	1,298	1,302	0.18
HP RSS Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/11/2029	274	273	273	0.04
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	3,474	3,412	3,456	0.47
HP RSS Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/11/2029	280	277	278	0.04
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/11/2029	842	835	838	0.11
HP RSS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	8,524	3,307	3,284	0.45
Low Voltage Holdings Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/28/2032	12,029	11,989	11,999	1.64
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/28/2032	2,268	(7)	(6)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	1,421	(5)	(4)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	CAD 178	—	—	—
Monarch Landscape Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/2/2028	198	196	196	0.03
Onyx-Fire Protection Services Inc.	(6)(8)(12)(14)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 9,057	6,515	6,600	0.90
Onyx-Fire Protection Services Inc.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 860	(6)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(12)(14)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 2,149	98	104	0.01
Palmetto Acquisitionco Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	9/18/2029	197	197	193	0.03
Pavion Corp.	(8)(14)	First Lien Term Loan	S + 6.00%	9.65% (Incl. 2.25% PIK)	10/30/2030	195	195	193	0.03
Polyphase Elevator Holding Company	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	6,399	6,375	6,368	0.87
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	1,025	429	426	0.06
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	575	(2)	(3)	—
Project Boost Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	1,995	1,973	2,002	0.27
Saber Parent Holdings Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	9,000	8,978	8,978	1.22
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	2,483	(3)	(6)	—
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	1,241	(3)	(3)	—
The Hiller Companies, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	6/20/2030	7,376	7,346	7,376	1.01
The Hiller Companies, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/20/2030	2,040	1,916	1,931	0.26
The Hiller Companies, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/20/2030	1,077	724	729	0.10
The Hiller Companies, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	6/20/2030	1,299	(5)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Thermostat Purchaser III, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	8/31/2028	$198	$198	$197	0.03%
Valet Waste Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 6.00%	9.67%	5/1/2029	6,553	6,498	6,553	0.89
Valet Waste Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	5/1/2029	5,828	(44)	—	—
WRE Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	7/2/2031	2,287	2,278	2,270	0.31
WRE Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	1,784	(5)	(13)	—
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	733	733	727	0.10
WRE Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.58%	7/2/2030	316	(1)	(2)	—
YLG Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/23/2030	9,336	9,313	9,290	1.27
YLG Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/23/2030	1,373	810	806	0.11
YLG Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/23/2030	1,214	(7)	(6)	—
Zinc Buyer Corporation	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/24/2031	7,209	7,174	7,209	0.98
Zinc Buyer Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/24/2031	731	(5)	—	—
Zinc Buyer Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/24/2031	790	(5)	—	—
Zone Climate Services, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.80%	3/9/2028	400	396	395	0.05
Zone Climate Services, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.55%	3/9/2028	636	326	323	0.04
							128,985	129,045	17.60
Construction & Engineering
Ampirical Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	9/30/2032	1,770	1,761	1,752	0.24
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/30/2032	2,655	(6)	(27)	—
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.90%	9/30/2032	708	(3)	(7)	—
CLS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	3/27/2030	197	196	197	0.03
FR Vision Holdings Inc	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	1/20/2031	3,958	3,953	3,928	0.53
FR Vision Holdings Inc	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	1/20/2031	2,134	111	101	0.01
FR Vision Holdings Inc	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	1/20/2031	982	977	975	0.13
FR Vision Holdings Inc	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	1/22/2030	248	—	(2)	—
Hydraulic Technologies USA LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	6/3/2031	828	816	807	0.11
Hydraulic Technologies USA LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.15%	6/3/2030	114	51	50	0.01
Kleinfelder Intermediate LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/18/2030	197	197	197	0.03
Mei Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	6/29/2029	197	197	197	0.03
Trilon Group, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	3,875	3,855	3,846	0.52
Trilon Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	51	50	50	0.01
Trilon Group, LLC	(8)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	4,115	4,067	4,084	0.56
Trilon Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	1,995	552	544	0.07
Trilon Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	5/25/2029	1,212	(6)	(9)	—
							16,768	16,683	2.28

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.27%	5/5/2027	$198	$196	$194	0.03%
Red Fox CD Acquisition Corporation	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	3/4/2030	13,587	11,736	11,806	1.61
							11,932	12,000	1.64
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	2,983	2,988	2,993	0.41
CFs Brands, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2030	3,463	3,463	3,463	0.47
CFs Brands, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	10/2/2029	493	263	263	0.04
Clydesdale Acquisition Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	4/1/2032	28	28	28	—
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	10,688	10,681	10,667	1.45
Cold Chain Technologies, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	7/2/2027	522	294	293	0.04
Engineered Machinery Holdings, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	11/26/2032	148	148	149	0.02
Nelipak Holding Company	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	3/26/2031	6,343	6,343	6,296	0.86
Nelipak Holding Company	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	3/26/2031	2,486	1,529	1,521	0.21
Nelipak Holding Company	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.17%	3/26/2031	1,855	278	264	0.03
Packaging Coordinators Midco, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/15/2032	11,496	11,431	11,442	1.56
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/15/2032	1,023	(1)	(4)	—
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/15/2032	2,526	54	68	0.01
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	10/15/2032	1,242	(8)	(6)	—
Plastipak Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	1,149	1,143	1,153	0.16
PLZ Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.53%	8/3/2026	99	96	92	0.01
Pro Mach Group, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	1,022	1,019	1,029	0.14
Proampac PG Borrower LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.53%	6/16/2028	100	51	51	0.01
Ring Container Technologies Group, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2032	2,993	2,998	3,004	0.41
Rohrer Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.83%	3/15/2027	198	198	194	0.03
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	6/26/2030	3,851	3,818	3,812	0.52
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	SON + 5.25%	8.82%	6/26/2030	GBP 2,268	2,933	3,026	0.41
St Athena Global LLC	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	6/26/2030	213	(2)	(2)	—
St Athena Global LLC	(6)(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	6/26/2029	590	79	78	0.01
Tank Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.75%	9.52%	3/31/2028	197	195	182	0.02
TricorBraun Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	3/3/2031	5,047	5,035	4,900	0.67
Trident TPI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	9/15/2028	2,475	2,480	2,383	0.33
Verde Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.65%	11/30/2030	3,970	3,979	3,975	0.54
							61,513	61,314	8.36

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.55%	1/13/2029	$99	$98	$98	0.01%
BC Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	4,096	4,074	4,075	0.56
BC Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/21/2027	7,086	4,879	4,894	0.67
Blackbird Purchaser, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.40%	12/19/2030	108	108	107	0.01
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	12/19/2030	76	—	(1)	—
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.75%	9.40%	12/19/2029	124	87	86	0.01
Blackhawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	5,297	5,290	5,019	0.68
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/17/2026	113	113	107	0.01
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.05%	9/17/2026	1,028	510	460	0.06
Component Hardware Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	7/1/2026	91	91	91	0.01
Dealer Tire Financial, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	1,247	1,242	1,250	0.17
DFS Holding Company, Inc.	(8)(13)	First Lien Term Loan	S + 7.50%	11.15%	1/31/2029	200	198	186	0.03
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2031	7,315	7,295	7,298	1.00
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.08%	7/24/2031	3,965	3,961	3,956	0.54
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/24/2031	6,293	2,000	2,001	0.27
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	7/24/2031	813	(2)	(2)	—
							29,944	29,625	4.03
Diversified Consumer Services
AAH Topco., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	12/22/2027	2,970	840	849	0.11
American Residential Services LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.50%	6.15%	1/31/2030	870	—	(17)	—
Apex Service Partners, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	4,801	4,782	4,801	0.65
Apex Service Partners, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	772	769	772	0.10
Apex Service Partners, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	3,500	(9)	(26)	—
Apex Service Partners, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	660	170	173	0.02
Ascend Learning, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	12/11/2028	995	997	1,000	0.14
Ave Holdings III, Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	6,403	6,314	6,051	0.82
Ave Holdings III, Corp.	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.18%	2/25/2028	514	(7)	(28)	—
AVG Intermediate Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/16/2027	197	195	196	0.03
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	910	907	906	0.12
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	7/16/2027	3,959	3,944	3,940	0.54

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
CVP Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	6/30/2031	$6,459	$6,449	$6,443	0.88%
CVP Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/30/2031	1,715	390	392	0.05
CVP Holdco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	6/28/2030	686	(1)	(2)	—
Essential Services Holding Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/17/2031	2,014	2,010	2,009	0.27
Essential Services Holding Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/17/2031	395	(1)	(1)	—
Essential Services Holding Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/17/2030	247	98	98	0.01
Experigreen Intermediate Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	8,348	8,306	8,306	1.13
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	2,066	(5)	(10)	—
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	1,056	(5)	(5)	—
Fitness International LLC	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/12/2029	10,771	10,770	10,817	1.47
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/15/2030	6,259	2,631	2,654	0.36
FSHS I, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.17%	11/18/2028	197	196	196	0.03
GS Seer Group Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.40%	4/29/2030	99	97	95	0.01
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40% (Incl. 3.13% PIK)	10/18/2030	4,995	4,974	4,970	0.68
GSV Holding, LLC	(7)(12)(13)	First Lien Revolver	S + 7.38%	11.03% (Incl. 3.13% PIK)	10/18/2030	217	(1)	—	—
Health Buyer LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/29/2030	654	654	651	0.09
Health Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/29/2030	2,643	(10)	(13)	—
Home Service Topco IV, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	2,468	2,462	2,462	0.34
Home Service Topco IV, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	12/31/2027	2,134	—	(5)	—
Innovetive Petcare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.77%	6/30/2028	5,405	5,405	5,365	0.73
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	7,731	7,720	7,673	1.05
Innovetive Petcare, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	1,997	650	639	0.09
Intel 471 INC.	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/27/2028	200	200	200	0.03
Learning Care Group (US) No. 2 Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.65%	8/11/2028	415	414	347	0.05
Quick Quack Car Wash Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2031	198	198	198	0.03
Quick Quack Car Wash Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/10/2031	3,378	697	706	0.10
Quick Quack Car Wash Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/10/2031	1,659	1,659	1,659	0.23
Seahawk Bidco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	12/19/2031	5,775	5,757	5,775	0.79
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	1,810	1,410	1,424	0.19
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	6,499	—	—	—
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	12/19/2030	545	(2)	—	—
Southern Veterinary Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	12/4/2031	1,683	1,685	1,682	0.23
Taymax Group Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.77%	7/30/2027	197	197	197	0.03
Taymax Group Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	7/30/2027	844	181	181	0.02
Trackforce Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/23/2028	200	200	200	0.03
University Support Services LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.42%	2/10/2029	2,368	2,339	2,294	0.31
US Fitness Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.50%	9.15%	9/4/2031	9,681	9,644	9,681	1.32
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	9/4/2031	1,255	(8)	—	—
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.15%	9/4/2030	172	(1)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Vertex Service Partners, LLC	(8)(14)	First Lien Term Loan	S + 10.14%	9.65% (Incl. 4.14% PIK)	11/8/2030	$200	$200	$194	0.03%
Vertex Service Partners, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 9.08%	8.90% (Incl. 3.83% PIK)	11/8/2030	250	49	36	—
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.52%	12/1/2027	1,847	1,840	1,842	0.25
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	12/1/2027	2,226	2,218	2,220	0.30
VPP Intermediate Holdings, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/1/2027	2,617	2,608	2,611	0.36
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	3,208	1,243	1,238	0.17
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.52%	12/1/2027	229	(1)	(1)	—
							104,418	104,035	14.19
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	1/31/2032	2,000	1,977	1,966	0.27
Guardian US Holdco LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.15%	1/31/2030	2,222	2,228	2,228	0.30
Virgin Media Bristol LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.18%	6.86%	3/31/2031	2,000	1,989	1,985	0.27
Zacapa S.a r.l.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	3/22/2029	2,984	2,989	2,990	0.41
							9,183	9,169	1.25
Electrical Equipment
Infinite Bidco LLC	(5)(8)(15)	First Lien Term Loan	S + 6.25%	9.90%	3/2/2028	99	99	99	0.01
Power Grid Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	10,702	10,693	10,702	1.46
Power Grid Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/2/2030	890	89	89	0.01
							10,881	10,890	1.48
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	3,850	3,820	3,812	0.52
Dwyer Instruments, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/20/2029	504	499	499	0.07
Dwyer Instruments, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/20/2029	706	246	246	0.03
Excelitas Technologies Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/13/2029	2,522	(10)	—	—
Phoenix 1 Buyer Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	11/20/2030	5,784	5,784	5,784	0.79
Phoenix 1 Buyer Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	11/20/2029	1,142	—	—	—
Wildcat Topco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/17/2031	1,278	1,273	1,278	0.17
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/17/2031	270	(1)	—	—
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/17/2031	270	(1)	—	—
							11,610	11,619	1.58
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/27/2031	6,057	6,033	6,057	0.83
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/27/2031	1,530	(6)	—	—
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	8/27/2031	1,020	(4)	—	—
Integrated Power Services Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	8,293	8,288	8,272	1.13
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	4,137	(10)	(10)	—
Phillips & Temro Industries Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	3/12/2027	190	190	188	0.02
							14,491	14,507	1.98

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
1364720 B.C. LTD.	(6)(8)(14)	First Lien Term Loan	C + 4.50%	7.09%	9/9/2028	CAD 8,931	$6,314	$6,475	0.88%
1364720 B.C. LTD.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	9/9/2028	CAD 5,586	4,056	4,050	0.55
Aprio Advisory Group, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	8,292	8,273	8,286	1.13
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	5,164	2,708	2,727	0.37
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	3,249	3,244	3,246	0.44
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	1,638	(3)	(1)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	11/24/2032	2,740	2,747	2,740	0.37
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	11,753	11,753	11,723	1.60
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2029	4,646	(19)	(12)	—
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	9,174	(11)	(23)	—
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	1,368	216	216	0.03
CFGI Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/2/2027	5,839	5,808	5,810	0.79
CFGI Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/2/2027	270	(1)	(1)	—
Cherry Bekaert Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	10,409	10,362	10,358	1.41
Cherry Bekaert Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	1,156	615	618	0.08
ClearCapital Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2032	2,151	2,137	2,140	0.29
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2032	1,024	(3)	(5)	—
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/30/2032	410	(3)	(2)	—
Contractual Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.40%	10/10/2030	197	197	197	0.03
Focus Financial Partners, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	5,043	5,031	5,057	0.69
Foreside Financial Group, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	563	563	562	0.08
Foreside Financial Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/30/2027	11,639	1,616	1,589	0.22
Frazier & Deeter Advisory, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	5/3/2032	2,814	2,805	2,785	0.38
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	5/3/2032	319	(2)	(3)	—
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	5/2/2031	325	(2)	(3)	—
GTCR Everest Borrower, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	9/5/2031	383	382	385	0.05
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.50%	8/25/2028	5,294	5,294	5,294	0.72
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	921	917	916	0.12
Heights Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	8/25/2028	867	859	867	0.12
Heights Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/25/2028	1,254	(3)	(6)	—
Heights Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.50%	8/25/2028	764	—	—	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	3/22/2031	2,203	2,205	2,210	0.30
Kriv Acquisition Inc.	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	7/31/2031	495	494	492	0.07
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/31/2031	1,998	(7)	(10)	—
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	7/31/2031	186	14	14	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	$8,594	$8,521	$8,572	1.17%
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	3,228	3,212	3,220	0.44
Minotaur Acquisition, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	1,455	1,428	1,451	0.20
Minotaur Acquisition, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	1,392	1,381	1,389	0.19
Minotaur Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	873	(7)	(2)	—
Monarch Finco, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	5,247	5,221	5,222	0.71
Monarch Finco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	1,573	520	516	0.07
Monarch Finco, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	105	(1)	(1)	—
NAB Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.15%	11/23/2028	2,487	2,465	2,384	0.33
Neon Maple Purchaser Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	11/17/2031	4,963	4,982	4,975	0.68
Osaic Holdings, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.58%	7/30/2032	2,370	2,372	2,383	0.33
Osttra Group Ltd.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.50%	7.15%	10/8/2032	721	717	725	0.10
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	3,762	3,747	3,753	0.51
Pathstone Family Office LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	1,454	(8)	(4)	—
Pathstone Family Office LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.77%	5/15/2028	374	89	89	0.01
Petrus Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/17/2029	197	197	197	0.03
Project Accelerate Parent LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	2/24/2031	100	—	—	—
Ryan, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	5,000	4,975	4,944	0.67
Ryan, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	751	—	(8)	—
The Chartis Group, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	9/17/2031	1,253	1,248	1,253	0.17
The Chartis Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/17/2031	387	62	64	0.01
The Chartis Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	9/17/2031	194	(1)	—	—
Wealth Enhancement Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	198	197	198	0.03
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	12,103	3,912	3,934	0.54
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	323	—	—	—
Wipfli Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	10/1/2032	2,165	2,159	2,154	0.29
Wipfli Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/1/2032	812	(1)	(4)	—
Wipfli Advisory LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	10/1/2032	541	(1)	(3)	—
							125,942	126,092	17.20
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.42%	3/10/2028	100	21	25	—
Fiesta Purchaser, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	4,143	4,153	4,146	0.57
RB Holdings Interco, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	5/4/2028	197	195	197	0.03
Sigma Holdco B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.75%	7.49%	12/31/2027	3,334	3,339	3,234	0.44
Sugar Ppc Buyer LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	10/2/2031	6,789	2,002	1,996	0.27
WPP Bullet Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/7/2030	5,117	5,087	5,079	0.69
WPP Bullet Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	12/7/2029	83	(1)	(1)	—
							14,796	14,676	2.00

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
Edpo, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	$11,551	$11,544	$11,522	1.57%
Edpo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/10/2029	1,657	(4)	(4)	—
Edpo, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/8/2028	744	133	134	0.02
							11,673	11,652	1.59
Ground Transportation
AMS Parent, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.66%	10/25/2028	197	195	191	0.03
							195	191	0.03
Health Care Technology
Acentra Holdings, LLC	(8)(15)	First Lien Term Loan	S + 5.50%	9.15%	12/17/2029	76	75	76	0.01
Acentra Holdings, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	12/17/2029	220	—	—	—
Athenahealth Group Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	2/15/2027	100	—	—	—
Caerus US 1 Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	5/25/2029	197	195	197	0.03
Continental Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/2/2031	6,703	6,703	6,703	0.91
Continental Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/2/2031	3,889	3,879	3,889	0.53
Continental Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/2/2031	1,818	1,811	1,818	0.25
Continental Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	4/2/2031	741	(1)	—	—
Continental Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	4/2/2031	1,769	(3)	—	—
Cotiviti, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	3/26/2032	4,911	4,866	4,727	0.64
DeLorean Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/16/2031	4,324	4,295	4,291	0.58
DeLorean Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/16/2031	653	(5)	(5)	—
Empower Payments Investor, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2031	8,545	8,528	8,525	1.16
Empower Payments Investor, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/12/2031	2,103	2,090	2,099	0.29
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/12/2031	995	(2)	(2)	—
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/12/2030	163	—	—	—
Ensemble RCM, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	6/27/2028	100	—	—	—
F&M Buyer LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	3,582	3,565	3,582	0.49
F&M Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	1,194	(3)	—	—
F&M Buyer LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	522	(3)	—	—
Goldeneye Parent, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	3/31/2032	11,988	11,960	11,988	1.64
Goldeneye Parent, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	3/31/2032	1,744	(4)	—	—
HT Intermediary III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/12/2030	6,237	6,212	6,206	0.85
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/12/2030	1,527	(3)	(8)	—
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/12/2030	573	(2)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
IMO Investor Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	$3,538	$3,538	$3,538	0.48%
IMO Investor Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	5/11/2029	307	307	307	0.04
IMO Investor Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	5/11/2028	370	—	—	—
Invictus Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2031	7,741	7,741	7,741	1.06
Invictus Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/3/2031	3,266	—	—	—
Invictus Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	6/3/2031	1,210	—	—	—
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	9,005	8,961	8,959	1.22
Net Health Acquisition Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/3/2031	973	(4)	(5)	—
SDS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	9/30/2027	197	197	197	0.03
Swoop Intermediate III, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	5,161	5,149	5,149	0.70
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	3,643	(4)	(9)	—
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	1,214	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	5,572	5,558	5,572	0.76
Unlimited Technology Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	747	(2)	—	—
Vatica Health, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	4,451	4,429	4,430	0.60
Vatica Health, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	445	(2)	(2)	—
Wisdom Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	7/24/2032	6,152	6,136	6,136	0.84
Wisdom Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	7/24/2032	636	(2)	(2)	—
Zelis Cost Management Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.40%	1/17/2029	100	—	(1)	—
							96,152	96,090	13.11
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.27%	1/31/2028	200	200	200	0.03
Aspen Medical Products, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2028	1,828	1,828	1,828	0.25
Belmont Instrument, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	8/19/2028	197	197	197	0.03
Blades Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	200	200	199	0.03
Blades Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	3,816	(7)	(13)	—
Blades Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	7	7	7	—
Blades Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	3/28/2028	305	(1)	(1)	—
Cadence, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.30%	5/21/2028	197	197	196	0.03
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	2,993	2,981	2,978	0.41
CDL Parent, Inc.	(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	14,380	14,308	14,308	1.95
CDL Parent, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/7/2028	1,644	31	27	—
CPC/Cirtec Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	1,648	1,643	1,648	0.21
CPC/Cirtec Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	558	87	89	0.01
GTCR BC Purchaser, Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	11/19/2032	5,268	5,229	5,230	0.71

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
GTCR BC Purchaser, Inc.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/19/2032	$1,129	$(4)	$(8)	—%
GTCR BC Purchaser, Inc.	(6)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	11/19/2031	602	(5)	(4)	—
Resonetics, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.15%	6/18/2029	100	—	—	—
Tarrytown Acquisition Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	2,991	2,976	2,976	0.41
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	808	(2)	(4)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	566	(3)	(3)	—
TIDI Legacy Products, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2029	197	197	197	0.03
							30,059	30,047	4.10
Healthcare Providers and Services
123Dentist Inc.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.00%	7.27%	8/10/2029	CAD 10,059	7,138	7,329	1.00
AB Centers Acquisition Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	7,241	7,210	7,214	0.98
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/2/2031	451	158	160	0.02
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	7/2/2031	428	(2)	(2)	—
ACI Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	207	206	198	0.03
Arrow Management Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	7/26/2032	2,197	2,186	2,175	0.30
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/26/2032	785	(2)	(8)	—
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	7/23/2032	262	88	86	0.01
Azalea TopCo, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	4/30/2031	1,493	1,494	1,497	0.20
Cardiology Management Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	1/31/2029	197	197	195	0.03
Community Medical Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.33%	12/15/2028	99	97	99	0.01
Crown Laundry, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/28/2031	2,668	2,655	2,654	0.36
Crown Laundry, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/28/2031	435	(1)	(2)	—
Crown Laundry, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	5/28/2031	507	(3)	(3)	—
CVR Management, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	1/4/2027	111	—	—	—
CVR Management, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/4/2027	197	197	197	0.03
DCA Investment Holding LLC	(8)(14)(17)	First Lien Term Loan	S + 8.41%	12.06%	4/3/2028	197	195	174	0.02
Docs, MSO, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.52%	6/1/2028	99	98	98	0.01
ENT MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/31/2028	158	158	158	0.02
EPFS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/31/2031	6,040	6,010	6,009	0.82
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/31/2031	1,029	(2)	(5)	—
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	7/31/2031	686	(3)	(3)	—
Eyesouth Eye Care Holdco, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.27%	10/5/2029	2,112	2,112	2,091	0.28
Eyesouth Eye Care Holdco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	10/5/2029	4,283	3,888	3,882	0.53
Golden State Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	197	197	197	0.03
ImageFirst Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	3/12/2032	2,494	2,494	2,500	0.34
ImageFirst Holdings, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	3/12/2030	2,800	—	—	—
IvyRehab Intermediate II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	4/23/2029	197	197	197	0.03
JKC Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	2/13/2032	376	375	374	0.05

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	$130	$129	$130	0.02%
JKC Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	702	(2)	(4)	—
JKC Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	2/13/2032	87	16	16	—
MRO Corporation	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	6/9/2032	9,115	9,049	9,070	1.24
MRO Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/9/2032	795	(3)	(4)	—
MRO Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	6/9/2032	795	(5)	(4)	—
OB Hospitalist Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.02%	9/27/2027	197	197	197	0.03
OIS Management Services, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	11/16/2028	3,792	3,736	3,745	0.51
OIS Management Services, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/16/2028	3,119	3,073	3,080	0.42
ONS MSO, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	7/7/2028	211	210	200	0.03
ONS MSO, LLC	(7)(12)(13)	First Lien Revolver	S + 6.25%	9.90%	7/7/2028	24	8	8	—
Onsite Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	12/28/2027	197	197	196	0.03
Orsini Pharmaceutical Services, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	5/22/2031	3,334	3,319	3,334	0.45
Orsini Pharmaceutical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	5/22/2030	226	(1)	—	—
Phantom Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/19/2031	2,959	2,954	2,952	0.40
Phantom Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	9/19/2031	1,465	(6)	(7)	—
Phynet Dermatology LLC	(8)(13)	First Lien Term Loan	S + 6.50%	10.15%	10/20/2029	202	202	196	0.03
Premise Health Holding Corp.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	9,036	9,021	8,993	1.23
Premise Health Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	1,271	(3)	(6)	—
Premise Health Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	1,008	(1)	(5)	—
RxSense Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	3/12/2027	4,078	4,078	4,078	0.55
RxSense Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	3/12/2027	619	—	—	—
SCHP Purchaser, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	3,140	3,124	3,124	0.43
SCHP Purchaser, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	523	(3)	(3)	—
Smile Doctors LLC	(8)(14)	First Lien Term Loan	S + 5.90%	9.65%	12/23/2028	99	99	98	0.01
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	1/30/2032	4,795	4,786	4,795	0.65
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	704	(1)	—	—
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	704	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2028	198	198	197	0.03
Specialtycare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	12/18/2029	6,154	6,121	6,139	0.84
Specialtycare, Inc.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/18/2029	1,353	347	348	0.05
Specialtycare, Inc.	(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	12/18/2029	204	—	—	—
TurningPoint Healthcare Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.52%	7/14/2027	197	197	197	0.03
United Digestive MSO Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	3/30/2029	197	197	197	0.03
USHV Management, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/8/2032	3,416	3,401	3,399	0.46
USHV Management, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/8/2032	895	229	226	0.03
USHV Management, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/8/2031	549	85	85	0.01
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	9/19/2031	8,850	8,808	8,806	1.20
WCG Intermediate Corp.	(5)(8)(13)	First Lien Term Loan	S + 3.00%	6.67%	2/25/2032	2,433	2,421	2,441	0.33
							103,521	103,684	14.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	8/19/2027	$197	$197	$197	0.03%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 7,457	5,340	5,352	0.73
Movati Athletic (Group) Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 918	(7)	(10)	—
Southpaw Ap Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.30%	3/2/2028	2,769	2,766	2,762	0.37
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	3/2/2028	624	566	567	0.08
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.30%	3/2/2028	252	57	57	0.01
							8,919	8,925	1.22
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	10/1/2027	200	200	200	0.03
							200	200	0.03
Household Products
TPC US Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.55%	2/23/2026	198	198	194	0.03
Wu Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	10,239	10,214	10,213	1.39
Wu Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	2,497	(3)	(6)	—
Wu Holdco, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	777	65	65	0.01
							10,474	10,466	1.43
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	3/31/2028	2,969	2,974	2,984	0.41
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	E + 5.00%	7.03%	8/6/2032	EUR 617	715	722	0.10
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	9,199	9,199	9,084	1.24
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	3,424	(5)	(43)	(0.01)
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	1,179	—	(15)	—
Indicor, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.40%	11/22/2029	2,486	2,493	2,504	0.34
							15,376	15,236	2.08
Insurance
Acrisure, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	11/6/2030	1,995	1,997	1,996	0.27
Allied Benefits Systems Intermediate LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/31/2030	3,965	3,965	3,955	0.54
AMBA Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	3,568	3,552	3,551	0.48
AMBA Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/30/2027	856	852	851	0.12
AMBA Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	7/30/2027	223	(1)	(1)	—
Amerilife Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	3,300	3,293	3,292	0.45
Amerilife Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	13,288	11,611	11,611	1.58
Amerilife Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	556	91	91	0.01
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	12/29/2031	1,995	1,990	2,002	0.27
AQ Sunshine, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	7/24/2031	198	197	197	0.03
Ardonagh Midco 3 Limited	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.33%	2/15/2031	4,963	4,963	4,962	0.68
Bellwether Buyer, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	4,182	4,174	4,172	0.57
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	2,178	(2)	(5)	—
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	871	(2)	(2)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Beyond Risk Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/8/2027	$6,367	$515	$524	0.07%
Broadstreet Partners, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	6/13/2031	2,489	2,493	2,500	0.34
Foundation Risk Partners, Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	4,294	2,489	2,504	0.34
Galway Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	9/29/2028	197	196	196	0.03
HIG Operations Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	6,697	6,697	6,681	0.91
HIG Operations Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	1,077	(1)	(2)	—
Imagine 360 LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	9/30/2028	1,386	1,381	1,386	0.19
Imagine 360 LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	9/30/2028	767	(3)	—	—
Imagine 360 LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	9/30/2028	327	(2)	—	—
Integrity Marketing Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	8/25/2028	7,584	7,561	7,546	1.03
Iris Specialty Acquisition LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	11/20/2032	7,326	7,308	7,309	1.00
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/20/2032	1,235	(2)	(3)	—
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	11/20/2032	1,087	(3)	(3)	—
Mclarens Midco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.55%	12/19/2027	2,563	2,563	2,551	0.35
Mclarens Midco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	662	660	658	0.09
Mclarens Midco Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	896	896	891	0.12
Mclarens Midco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/19/2027	287	—	(1)	—
Oakbridge Insurance Agency, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2029	197	197	197	0.03
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2029	2,319	(6)	(12)	—
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/1/2029	2,580	949	958	0.13
OneDigital Borrower LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	2,487	2,487	2,497	0.34
Pareto Health Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.33%	6/1/2030	2,725	2,714	2,711	0.37
Pareto Health Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	6/1/2030	653	(1)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	7,974	7,944	7,974	1.09
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.80%	10/16/2028	1,395	1,389	1,395	0.19
Patriot Growth Insurance Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	534	(2)	—	—
Riser Interco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/31/2029	586	586	583	0.08
Riser Interco, LLC	(8)(14)	First Lien Term Loan	SON + 4.75%	8.32%	10/31/2029	GBP 985	1,303	1,321	0.18
Riser Interco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/31/2029	1,493	(2)	(7)	—
Riser Interco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	10/31/2029	520	28	26	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/31/2031	6,718	6,689	6,685	0.91
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/31/2031	1,801	853	850	0.11
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/31/2031	903	(5)	(5)	—
THG Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2031	2,939	2,939	2,939	0.40
THG Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2031	659	191	191	0.02
THG Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	10/31/2031	330	43	43	0.01
Trucordia Insurance Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	6/17/2032	270	269	269	0.04
World Insurance Associates, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	4,052	4,051	4,042	0.55
World Insurance Associates, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	2,859	1,599	1,599	0.22
World Insurance Associates, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	209	(1)	(1)	—
							103,642	103,661	14.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(12)(14)	First Lien Term Loan	S + 6.25%	9.90%	6/30/2028	$200	$200	$200	0.03%
Cardinal Parent, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.50%	8.30%	11/12/2027	197	188	193	0.02
DT1 Midco Corp	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	7,682	7,658	7,643	1.04
DT1 Midco Corp	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	758	755	754	0.10
DT1 Midco Corp	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/30/2031	2,540	10	5	—
DT1 Midco Corp	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/30/2030	1,183	(3)	(6)	—
Govdelivery Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.15% (Incl. 2.00% PIK)	1/17/2031	202	201	202	0.03
Marco Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	11/24/2026	200	200	200	0.03
Medallia, Inc.	(8)(14)	First Lien Term Loan	S + 6.50%	10.18% (Incl. 4.00% PIK)	10/29/2028	105	103	87	0.01
Noble Midco 3 Limited	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	6/10/2031	5,056	5,056	5,030	0.68
Noble Midco 3 Limited	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/10/2031	824	—	(4)	—
Noble Midco 3 Limited	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/10/2030	1,120	84	78	0.01
Oeconnection LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	12,569	12,542	12,590	1.72
Oeconnection LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	6,491	(5)	11	—
Oeconnection LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	1,628	(3)	3	—
PDI TA Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.15%	2/3/2031	205	205	205	0.03
Ridge Trail US Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	8,599	8,546	8,534	1.16
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	2,995	(19)	(22)	—
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	998	263	262	0.04
Safety Borrower Holdings LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	5,779	5,774	5,765	0.79
Safety Borrower Holdings LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	888	(1)	(2)	—
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	765	43	42	0.01
Saturn Borrower Inc	(8)(13)	First Lien Term Loan	S + 6.00%	9.65%	11/13/2028	3,881	3,859	3,852	0.52
Saturn Borrower Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	11/13/2028	1,422	(4)	(11)	—
Saturn Borrower Inc	(7)(12)(13)	First Lien Revolver	S + 6.00%	9.65%	11/13/2028	640	157	157	0.02
Spirit RR Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2028	3,219	3,214	3,219	0.44
Spirit RR Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	463	462	463	0.06
Spirit RR Holdings, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	266	266	266	0.04
Spirit RR Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	9/13/2028	272	—	—	—
Storable, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.40%	4/16/2029	100	—	—	—
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.52%	2/19/2030	1,992	1,987	1,992	0.27
Trunk Acquisition, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	1,832	1,551	1,557	0.21
VS Buyer, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.25%	5.90%	10/11/2030	100	—	—	—
Welocalize, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.68%	6/23/2026	198	197	198	0.03
							53,486	53,463	7.29

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	$6,082	$6,082	$6,051	0.82%
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	11,113	1,839	1,820	0.25
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	1,871	(5)	(9)	—
LSCS Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	3/4/2032	1,489	1,482	1,461	0.20
Sotera Health Holdings, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	5/30/2031	1,787	1,787	1,799	0.25
							11,185	11,122	1.52
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.77%	3/25/2031	1,975	1,985	1,977	0.27
Dynatect Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	191	191	191	0.03
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/29/2029	5,235	1,893	1,925	0.26
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	3/29/2029	936	396	401	0.05
Madison IAQ LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.40%	11/8/2032	788	780	794	0.11
Merlin Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.65%	12/14/2028	3,879	3,870	3,869	0.53
Merlin Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	12/14/2026	1,450	(9)	(14)	—
Process Equipment, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.08%	9/6/2026	197	197	195	0.03
Process Insights Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.25%	9.90%	7/18/2029	197	197	180	0.02
RFI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	8/5/2030	3,468	3,451	3,451	0.47
RFI Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/5/2030	2,601	(6)	(13)	—
RFI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	8/5/2030	600	(3)	(3)	—
SPX Flow, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.42%	4/5/2029	556	556	558	0.07
Victory Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.53%	11/19/2028	100	52	53	0.01
							13,550	13,564	1.85

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
MH Sub I, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	12/31/2031	$2,475	$2,453	$2,130	0.29%
Planet US Buyer LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	2/7/2031	2,376	2,381	2,394	0.33
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	3/4/2030	1,708	1,706	1,645	0.22
							6,540	6,169	0.84
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	8/20/2031	3,101	3,101	3,123	0.43
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	5,104	5,095	5,066	0.69
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/24/2028	437	436	434	0.06
Valicor PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	1/24/2028	710	183	181	0.02
							8,815	8,804	1.20
Personal Care Products
Apothecary Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.58%	7/27/2026	189	189	188	0.03
Swanson Health Products, Incorporated	(8)(13)	First Lien Term Loan	S + 5.75%	9.66%	6/30/2027	183	183	182	0.02
							372	370	0.05
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.50%	7.17%	8/1/2032	1,506	1,506	1,521	0.21
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	9/30/2030	2,993	2,993	2,963	0.40
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	E + 5.00%	7.03%	9/30/2030	EUR 2,694	2,944	3,133	0.43
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/30/2030	714	589	587	0.08
Bamboo US BidCo LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/30/2030	1,174	1,169	1,163	0.16
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	10/1/2029	826	—	(8)	—
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	4,661	4,641	4,661	0.64
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	2,221	1,770	1,774	0.24
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	2,000	(4)	—	—
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	894	(4)	—	—
Exactcare Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	11/5/2029	197	197	197	0.03
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	11,640	11,602	11,612	1.58
Puma Buyer, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	2,005	(7)	(5)	—
Tersera Therapeutics, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	4/4/2029	2,480	2,470	2,480	0.34
Tersera Therapeutics, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	4/4/2029	3,835	3,835	3,835	0.52
Tersera Therapeutics, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.42%	4/4/2029	116	—	—	—
							33,701	33,913	4.63

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	8/13/2032	$1,308	$1,302	$1,302	0.18%
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	8/13/2032	393	(1)	(2)	—
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	8/13/2032	255	(1)	(1)	—
Access CIG, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	8/19/2030	1,244	1,244	1,203	0.16
Analytic Partners, LP	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	3,873	3,867	3,873	0.53
Analytic Partners, LP	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	502	(2)	—	—
Applied Technical Services, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	6,360	6,332	6,360	0.87
Applied Technical Services, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	645	218	225	0.03
Applied Technical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	645	46	52	0.01
AQ Carver Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 5.25%	9.00%	8/2/2028	100	—	—	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	11/18/2031	2,853	2,842	2,853	0.39
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	11/18/2031	1,456	387	391	0.05
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	11/18/2031	667	(3)	—	—
Clinical Education Alliance, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	12/21/2026	99	98	99	0.01
Crisis Prevention Institute, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/9/2028	2,825	2,825	2,796	0.38
Disa Holdings Corp.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	550	550	545	0.07
Disa Holdings Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	586	570	564	0.08
DTI Holdco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.65%	4/26/2029	729	626	683	0.09
Foreigner Bidco Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.18%	4/19/2028	200	200	200	0.03
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	6/2/2031	3,319	3,321	3,330	0.45
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	249	250	251	0.03
HSI Halo Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2031	7,747	7,732	7,747	1.06
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2031	1,394	692	695	0.09
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/28/2030	932	(2)	—	—
IG Investments Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/22/2028	2,582	2,582	2,582	0.35
IG Investments Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/22/2028	293	—	—	—
Iris Buyer LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	197	195	197	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
KENE Acquisition, Inc. (aka Entrust)	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	2/7/2031	$1,788	$1,783	$1,783	0.24%
KENE Acquisition, Inc. (aka Entrust)	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/7/2031	2,419	(3)	(6)	—
KENE Acquisition, Inc. (aka Entrust)	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	2/7/2031	346	60	60	0.01
Keng Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	8/1/2029	197	195	197	0.03
Marina Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	7/1/2030	2,125	2,107	2,077	0.28
Marina Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	7/1/2030	307	22	18	—
MHE Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.80%	7/21/2027	200	200	200	0.03
Monarch Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	6/2/2032	4,910	4,886	4,885	0.67
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/2/2032	2,051	148	143	0.02
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	6/2/2032	923	(4)	(5)	—
OMNIA Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	4,125	4,136	4,146	0.57
Propio LS, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	7,264	7,229	7,227	0.99
Propio LS, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	200	87	87	0.01
Rimkus Consulting Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	4/1/2031	8,872	8,872	8,605	1.17
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/1/2031	2,246	534	468	0.06
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	4/1/2030	1,201	300	264	0.04
Ruppert Landscape, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	4,587	4,579	4,564	0.62
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	6,408	2,533	2,552	0.35
Ruppert Landscape, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	604	604	601	0.08
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	12/3/2029	865	235	234	0.03
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	2,970	2,976	2,983	0.41
Skopima Consilio Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.42%	5/12/2028	3,329	3,334	3,050	0.42
TRC Companies LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	12/8/2028	2,975	2,976	2,988	0.41
USRP Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	8,587	8,556	8,587	1.17
USRP Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	2,766	1,213	1,223	0.17
USRP Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	900	(3)	—	—
Vaco Holdings, LLC	(5)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	1/21/2027	100	—	(18)	—
Vensure Employer Services, Inc.	(8)(15)	First Lien Term Loan	S + 5.00%	8.65%	9/27/2031	2,439	2,431	2,427	0.33
Vensure Employer Services, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/27/2031	39	—	—	—
VT Topco, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	992	990	980	0.13
YA Intermediate Holdings II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	10/1/2031	5,365	5,342	5,365	0.73
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/1/2031	2,255	335	341	0.05
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.58%	10/1/2031	1,084	275	280	0.04
							102,798	102,251	13.95
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	10,134	10,108	10,084	1.38
Sako and Partners Lower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	9/15/2028	1,091	280	278	0.04
							10,388	10,362	1.42

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2028	$3,836	$3,836	$3,836	0.52%
365 Retail Markets, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	904	904	904	0.12
365 Retail Markets, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	1,735	1,735	1,735	0.24
Adelaide Borrower, LLC	(12)(14)	First Lien Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	203	201	202	0.03
Ahead DB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.15%	2/1/2031	1,983	1,983	1,984	0.27
Alta Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	180	180	180	0.02
AQA Acquisition Holding, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	3/3/2028	100	—	—	—
Articulate Global, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	13,256	13,223	13,224	1.80
Articulate Global, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	1,326	(3)	(3)	—
Artifact Bidco, Inc.	(8)(15)	First Lien Term Loan	S + 4.15%	7.80%	7/28/2031	3,354	3,333	3,354	0.46
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.15%	7.80%	7/28/2031	821	(5)	—	—
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.15%	7.80%	7/26/2030	587	(3)	—	—
Banker's Toolbox, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/27/2029	2,362	2,362	2,353	0.32
Banker's Toolbox, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/27/2029	2,170	(4)	(8)	—
Bluecat Networks (USA) Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	1,471	1,463	1,471	0.20
Boxer Parent Company Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	4,963	4,967	4,955	0.68
Camelot U.S. Acquisition LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	4,260	4,268	4,212	0.57
Catalis Intermediate, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.30%	8/4/2027	99	98	99	0.01
Central Parent LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	7/6/2029	3,445	3,426	2,929	0.40
Cloud Software Group, Inc.	(5)(6)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	9/28/2029	100	—	—	—
Concord Global Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/29/2031	3,946	3,929	3,946	0.54
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/29/2031	1,715	408	412	0.05
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/26/2031	686	(3)	—	—
Connectwise LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.41%	9/29/2028	2,743	2,750	2,700	0.37
Digital.AI Software Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	9.65%	8/10/2028	99	99	98	0.01
DS Admiral Bidco, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	6/26/2029	100	—	(2)	—
DT Intermediate Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65% (Incl. 2.25% PIK)	2/22/2030	3,405	3,392	3,389	0.46
DT Intermediate Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	2/22/2030	1,658	(6)	(8)	—
Eagan Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	9/8/2032	5,765	5,752	5,751	0.78
Eagan Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/8/2032	1,441	(2)	(4)	—
Eagan Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	9/8/2032	769	(2)	(2)	—
Eclipse Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	9/8/2031	7,862	7,832	7,862	1.07
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/8/2031	1,333	(6)	—	—
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.42%	9/8/2031	676	(3)	—	—
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	9.90%	8/29/2029	200	200	199	0.03
Edition Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	9,885	9,866	9,866	1.34
Edition Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	4,110	(3)	(8)	—
Edition Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	1,005	(2)	(2)	—
Emburse, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	5/28/2032	7,368	7,350	7,350	1.00
Emburse, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	5/28/2032	1,316	(2)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Emburse, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.90%	5/28/2032	$1,316	$(3)	$(3)	—%
Empyrean Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/26/2031	1,382	1,377	1,382	0.19
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/26/2031	553	(1)	—	—
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/26/2031	207	(1)	—	—
ESG Investments, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	2,089	2,089	2,089	0.28
Fourth Enterprises, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	10,692	10,645	10,639	1.45
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	2,079	(9)	(10)	—
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	959	72	72	0.01
Genesys Cloud Services Holdings I, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	3,621	3,605	3,618	0.49
GS Acquisitionco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	5/25/2028	199	74	71	0.01
Higher Logic, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	1/10/2029	4,522	4,504	4,522	0.62
Higher Logic, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	1/10/2029	380	(2)	—	—
Hyphen Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	8/6/2032	2,707	2,701	2,707	0.37
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/6/2032	501	(1)	—	—
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	8/6/2032	301	(1)	—	—
Inhabitiq Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	1/12/2032	2,498	2,493	2,498	0.34
Inhabitiq Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/12/2032	697	(1)	—	—
Inhabitiq Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	1/12/2032	436	(1)	—	—
Innovative Systems L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	8/20/2032	3,391	3,375	3,375	0.46
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/20/2032	1,453	(3)	(7)	—
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	8/20/2032	484	(2)	(2)	—
Kaseya Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	3/20/2030	761	(4)	—	—
Kipu Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	1/27/2028	197	197	197	0.03
KPA Parent Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	7,112	7,078	7,112	0.97
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	1,016	(2)	—	—
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	711	(4)	—	—
Litera Bidco LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	5/1/2028	198	197	197	0.03
Mastery Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/7/2029	198	197	197	0.03
Maverick Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	21,502	21,449	21,449	2.93
Maverick Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	1,075	(1)	(3)	—
Maverick Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	860	(2)	(2)	—
McAfee Corp.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	3/1/2029	3,713	3,717	3,438	0.47
ML Holdco, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	10/25/2032	7,249	7,233	7,232	0.99
ML Holdco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/25/2032	1,886	(2)	(5)	—
Monotype Imaging Holdings Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	2/28/2031	1,217	1,220	1,217	0.17
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	2/28/2031	103	27	26	—
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	2/28/2030	154	—	—	—
Montana Buyer Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/22/2029	2,636	2,632	2,636	0.36
Montana Buyer Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/22/2028	307	(1)	—	—
MRI Software LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	6,911	6,893	6,911	0.94
MRI Software LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	1,286	1,276	1,286	0.17
MRI Software LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	441	53	53	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
MRI Software LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	$324	$61	$65	0.01%
Nasuni Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/10/2030	6,250	6,210	6,203	0.85
Nasuni Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/10/2030	1,302	(8)	(10)	—
Navex Global Holdings Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/14/2032	10,417	10,404	10,392	1.42
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/14/2032	2,539	(3)	(6)	—
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	10/14/2031	1,922	—	(5)	—
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	C + 4.50%	6.77%	5/3/2029	CAD 1,544	1,115	1,125	0.15
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	4,374	4,366	4,374	0.60
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	275	263	264	0.04
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	780	(1)	—	—
OLO Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.28%	9/13/2032	8,831	8,810	8,808	1.20
OLO Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	9/13/2032	799	(2)	(2)	—
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	1/27/2032	6,316	6,289	6,316	0.86
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	1/27/2032	2,007	2,003	2,003	0.27
Onit, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/27/2032	2,786	(6)	—	—
Onit, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	1/27/2032	929	(5)	—	—
Pegasus Transtech Holding, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	197	197	194	0.03
Perforce Software, Inc.	(8)(15)	First Lien Term Loan	S + 4.75%	8.42%	3/21/2031	2,015	2,017	1,711	0.23
Prism Parent Co. Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2028	5,509	5,428	5,454	0.74
Prism Parent Co. Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/19/2028	1,414	545	551	0.07
Proofpoint, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.65%	8/31/2028	990	990	997	0.14
Renaissance Holding Corp	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	1,975	1,975	1,730	0.24
Routeware, Inc.	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/18/2031	3,182	3,169	3,182	0.43
Routeware, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/18/2031	1,477	187	193	0.03
Routeware, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	9/18/2031	341	67	68	0.01
Spartan Bidco PTY LTD	(6)(12)(14)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	4,843	4,824	4,819	0.66
Spartan Bidco PTY LTD	(6)(7)(12)(14)	First Lien Revolver	S + 6.50%	10.27%	1/24/2028	385	128	130	0.02
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	6/30/2028	198	198	198	0.03
Trimech Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	4,055	4,037	4,045	0.55
Trimech Acquisition Corp.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	3/10/2028	2,462	2,440	2,455	0.33
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	3/10/2028	1,550	232	238	0.03
UKG Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	2/10/2031	1,995	1,995	1,999	0.27
Ungerboeck Systems International, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	4/30/2027	198	197	197	0.03
Validity, Inc.	(8)(15)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2032	1,827	1,793	1,809	0.25
Validity, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.40%	4/10/2030	392	—	—	—
Vamos Bidco, Inc	(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	1/30/2032	2,639	2,627	2,633	0.36
Vamos Bidco, Inc	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	1,105	(2)	(3)	—
Vamos Bidco, Inc	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	332	(2)	(1)	—
WatchGuard Technologies, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2029	197	196	198	0.03
							239,310	238,187	32.49

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.67%	5/4/2028	$869	$865	$874	0.12%
SCW Holdings III Corp.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	3/17/2032	5,595	5,579	5,595	0.76
SCW Holdings III Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/17/2032	558	(2)	—	—
SCW Holdings III Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	3/17/2031	872	(3)	—	—
Shock Doctor Intermediate, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	11/20/2029	195	195	195	0.03
							6,634	6,664	0.91
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	4/2/2029	198	197	193	0.03
Ubeo, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/3/2028	197	197	197	0.03
Victors Purchaser, LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	9,621	9,621	9,597	1.31
Victors Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	2,447	2,447	2,444	0.33
Victors Purchaser, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2032	1,909	—	(2)	—
Victors Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	1,617	135	134	0.02
							12,597	12,563	1.72
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	5/21/2032	4,000	3,981	3,988	0.54
Gloves Buyer, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 1.50%	5.17%	5/22/2030	420	28	28	—
Team Acquisition Corporation	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.65%	11/21/2028	100	63	47	0.01
Varsity Brands, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	4,977	4,994	5,002	0.68
							9,066	9,065	1.23
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	198	198	198	0.03
Painters Supply and Equipment Co.	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	198	196	192	0.02
Surfaceprep Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	2/4/2030	1,892	1,892	1,882	0.26
SurfacePrep Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	2/4/2030	3,028	2,284	2,275	0.31
Surfaceprep Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	2/4/2030	359	359	358	0.05
Surfaceprep Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	2/4/2030	362	45	43	0.01
							4,974	4,948	0.68
Transportation Infrastructure
Psc Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	4/3/2031	1,613	1,613	1,613	0.22
Psc Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/3/2031	387	202	203	0.03
Psc Parent, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/3/2031	269	269	269	0.04
Psc Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	4/3/2030	292	124	124	0.02
VRS Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.50%	7.15%	10/12/2032	3,402	3,385	3,416	0.47
VRS Buyer, Inc.	(5)(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 3.50%	7.15%	10/12/2032	348	(1)	1	—
							5,592	5,626	0.78

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	$464	$463	$464	0.06%
Alert Media, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	4/12/2027	109	—	—	—
CCI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	9,901	9,852	9,852	1.34
CCI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	580	—	(3)	—
							10,315	10,313	1.40
Total Secured Debt Investments							1,579,235	1,576,308	215.03

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(12)(16)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	$830	$822	$824	0.11%
							822	824	0.11
Healthcare Equipment and Supplies
GTCR BC Intermediate II, Inc.	(6)(12)(16)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	2,965	2,892	2,893	0.39
							2,892	2,893	0.39
IT Services
OEC Holdco, LLC	(12)(16)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	5,000	4,900	4,900	0.67
							4,900	4,900	0.67
Total Unsecured Debt Investments							8,614	8,617	1.17

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	$628	$628	0.09%
							628	628	0.09
Capital Markets
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	151	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	7.00% PIK	—	146	151	149	0.02
							302	300	0.04
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	307	0.04
Buckman Laboratories	(9)	Common	—	—	—	372	373	372	0.05
							618	679	0.09
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	Common	—	—	—	1	1,050	1,258	0.17
REP Summit Coinvest IV, L.P.	(9)(12)	LP Units	—	—	—	323	324	323	0.04
							1,374	1,581	0.21
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	Common	—	—	—	1	726	803	0.11
TCB Holdings I LLC	(9)(12)	Preferred	—	14.00% PIK	—	5	5,200	5,136	0.70
							5,926	5,939	0.81

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(9)	Common	—	—	—	—	$172	$172	0.02%
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,364	0.19
							1,473	1,536	0.21
Electronic Equipment, Instruments and Components
NSI Parent LP	(9)	LP Units	—	—	—	52	52	51	0.01
							52	51	0.01
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	12.00% PIK	—	259	273	266	0.04
							273	266	0.04
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	447	0.06
F&M Buyer LLC	(9)	Common	—	—	—	365	365	445	0.06
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	282	0.04
Goldeneye Parent, LLC	(3)(9)	Preferred	—	—	—	—	417	417	0.06
Goldeneye Parent, LLC	(9)	Common	—	—	—	20	—	95	0.01
Novacap TMT VI Co-Investment (Invita) LP	(9)	Common	—	—	—	229	202	199	0.03
Unlimited Technology Holdings, LLC	(9)	Common	—	—	—	552	552	853	0.12
							2,253	2,738	0.38
Healthcare Equipment and Supplies
Cyan Investors LP	(6)(9)	LP Units	—	—	—	610	535	535	0.07
							535	535	0.07
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Common	—	—	—	—	279	272	0.04
ACG Parent Holdings, LP	(9)	Preferred	—	8.00% PIK	—	3	3	36	—
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	202	0.03
MRO Corporation	(3)(9)	Common	—	—	—	—	239	269	0.04
SCHP Holdings, L.P.	(9)	Common	—	—	—	3	331	331	0.04
							1,008	1,110	0.15
Insurance
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,235	0.17
							1,235	1,235	0.17
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	Common	—	—	—	1,369	1,369	1,390	0.19
							1,369	1,390	0.19
Professional Services
Monarch Buyer, Inc.	(9)	Common	—	—	—	1,376	1,376	1,605	0.22
							1,376	1,605	0.22

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
CB ML Co-Invest, L.P.	(9)	Common	—	—	—	1,031	$1,035	$1,031	0.14%
Noble Aggregator LP	(9)	Common	—	—	—	2	1,506	1,506	0.21
Scorpion Holdings, LLC	(9)	Preferred	—	8.00% PIK	—	1	1,121	1,107	0.15
Scorpion Holdings, LLC	(9)	Common	—	—	—	1,000	—	—	—
							3,662	3,644	0.50
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	1	500	739	0.10
							500	739	0.10
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	275	0.04
							162	275	0.04
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	326	0.04
							286	326	0.04
Total Equity Investments							23,032	24,577	3.36
Total Investments - non-controlled/non-affiliated							1,610,881	1,609,502	219.56

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						$56,001	$56,001	7.64%
Total Short-term Investments							56,001	56,001	7.64
Total Investments at fair value							$1,666,882	$1,665,503	227.20%
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Sterling Overnight Index Average ("SONIA" or "SON"), Euro Interbank Offered Rate ("EURIBOR" or "E") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 6.89% of total assets as calculated in accordance with regulatory requirements.
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
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $24,577 or 3.35% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
Buckman Laboratories	Common	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Clarity Technologies Holdings, LP	Common	September 25, 2025
Cyan Investors LP	Common	November 19, 2025
DeLorean Topco, L.P.	Common	December 16, 2024
EPFS Acquisition Holdings, LP	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
Goldeneye Parent, LLC	Common	March 31, 2025
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
KPCI Co-Invest 2, LP	Common	September 26, 2025
Lal Group Holdings, LLC	Common	August 6, 2025
Lal Group Holdings, LLC	Preferred	August 6, 2025
Low Voltage Holdings Inc.	Common	April 28, 2025
Monarch Buyer, Inc.	Common	June 2, 2025
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	Common	August 12, 2025
NSI Parent LP	Common	December 23, 2024
OMERS Apollo Investment Holdings, LLC	Common	December 30, 2024
Iris Specialty Acquisition LLC	Common	November 20, 2025
MRO Corporation	Common	June 3, 2025
REP Summit Coinvest IV, L.P.	Common	December 31, 2025
SCHP Holdings, L.P.	Common	October 24, 2025
Scorpion Holdings, LLC	Preferred	December 27, 2024
Scorpion Holdings, LLC	Common	December 27, 2024
SCW Holdings III Corp.	Common	March 17, 2025
Seahawk Holdings, LP	Common	December 19, 2024
TCB Holdings I LLC	Preferred	January 31, 2025
Unlimited Technology Holdings, LLC	Common	March 12, 2025
VRS Parent Holdings LP	Common	July 18, 2025

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $56,001 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of December 31, 2025.
12.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
13.
Loan includes interest floor of 1.00%.
14.
Loan includes interest floor of 0.75%.
15.
Loan includes interest floor of 0.50%.
16.
Loan includes interest floor of 0.00%.
17.
Loan is on non-accrual status.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$2,121	$—
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	290	(1)
AB Centers Acquisition Corporation	Revolver	7/2/2031	428	(2)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	393	(2)
ABC Legal Holdings, LLC	Revolver	8/13/2032	255	(1)
Acentra Holdings, LLC	Delayed Draw Term Loan	3/20/2026	220	—
Alert Media, Inc.	Revolver	4/12/2027	109	—
AMBA Buyer, Inc.	Revolver	7/30/2027	223	(1)
American Residential Services LLC	Revolver	1/31/2030	870	(17)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(10)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	1,644	(4)
Amerilife Holdings LLC	Revolver	8/31/2028	463	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	2,655	(27)
Ampirical Solutions, LLC	Revolver	9/30/2032	708	(7)
Analytic Partners, LP	Revolver	4/4/2030	502	—
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	3,500	(26)
Apex Service Partners, LLC	Revolver	10/24/2029	487	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	420	—
Applied Technical Services, LLC	Revolver	4/8/2031	594	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	2,433	(2)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,638	(1)
AQ Carver Buyer, Inc.	Revolver	8/2/2028	100	—
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	—
Arax MidCo, LLC	Delayed Draw Term Loan	11/30/2026	2,627	—
Arax MidCo, LLC	Revolver	4/11/2029	371	—
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	2,013	(5)
Ares Holdings, LLC	Revolver	11/18/2029	1,610	(4)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	785	(8)
Arrow Management Acquisition, LLC	Revolver	7/23/2032	173	(2)
Articulate Global, LLC	Revolver	10/25/2032	1,326	(3)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	—
Artifact Bidco, Inc.	Revolver	7/26/2030	587	—
Athenahealth Group Inc.	Revolver	2/15/2027	100	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(6)
Ave Holdings III, Corp.	Revolver	2/25/2028	514	(28)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AWP Group Holdings, Inc.	Revolver	12/23/2030	$168	$(2)
Bamboo US BidCo LLC	Delayed Draw Term Loan	11/20/2026	120	(1)
Bamboo US BidCo LLC	Revolver	10/1/2029	826	(8)
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	2,170	(8)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,156	(11)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	75	—
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	2,178	(5)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	871	(2)
Beyond Risk Parent Holdings, Inc.	Delayed Draw Term Loan	4/9/2026	5,843	—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	76	(1)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	37	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	514	(27)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	3,816	(13)
Blades Buyer, Inc.	Revolver	3/28/2028	305	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	447	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	2,000	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	—
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	1,931	(10)
Bulab Holdings, Inc.	Revolver	7/1/2032	1,862	(9)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	1,065	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	667	—
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	1,609	(8)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/22/2027	4,646	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	9,174	(23)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	1,149	(3)
CFGI Holdings, LLC	Revolver	11/2/2027	270	(1)
CFs Brands, LLC	Revolver	10/2/2029	230	—
Cherry Bekaert Advisory LLC	Delayed Draw Term Loan	10/21/2027	533	(3)
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	1,024	(5)
ClearCapital Holdings, LLC	Revolver	6/30/2032	410	(2)
Cloud Software Group, Inc.	Revolver	9/28/2029	100	—
Cold Chain Technologies, LLC	Revolver	7/2/2027	228	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	1,304	—
Concord Global Acquisition, LLC	Revolver	12/26/2031	686	—
Continental Buyer, Inc.	Delayed Draw Term Loan	4/22/2028	741	—
Continental Buyer, Inc.	Revolver	4/2/2031	1,769	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	468	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$1,530	$—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	—
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	435	(2)
Crown Laundry, LLC	Revolver	5/28/2031	507	(3)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	1,154	(6)
CRS Midco Holdings, LLC	Revolver	12/31/2032	692	(3)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	1,319	(3)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(2)
CVR Management, LLC	Delayed Draw Term Loan	1/4/2027	111	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	339	(5)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(5)
Disa Holdings Corp.	Delayed Draw Term Loan	3/1/2026	17	—
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(2)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,658	(8)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,522	(13)
DT1 Midco Corp	Revolver	12/30/2030	1,183	(6)
Dwyer Instruments, LLC	Revolver	7/20/2029	453	(5)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	1,441	(4)
Eagan Parent, Inc.	Revolver	9/8/2032	769	(2)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	676	—
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	434	—
Edgeco Buyer, Inc.	Revolver	6/1/2028	304	—
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	4,110	(8)
Edition Holdings, Inc.	Revolver	12/20/2032	1,005	(2)
Edpo, LLC	Delayed Draw Term Loan	8/29/2027	1,657	(4)
Edpo, LLC	Revolver	12/8/2028	607	(2)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(3)
Emburse, Inc.	Revolver	5/28/2032	1,316	(3)
Empower Payments Investor, LLC	Delayed Draw Term Loan	10/21/2027	995	(2)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	—
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	—
Empyrean Solutions, LLC	Revolver	11/26/2031	207	—
Ensemble RCM, LLC	Revolver	6/27/2028	100	—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	64	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	1,029	(5)
EPFS Buyer, Inc.	Revolver	7/31/2031	686	(3)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	$395	$(1)
Essential Services Holding Corporation	Revolver	6/17/2030	148	—
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,522	—
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	2,066	(10)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	1,056	(5)
Eyesouth Eye Care Holdco, LLC	Delayed Draw Term Loan	4/1/2026	358	(4)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	—
F&M Buyer LLC	Revolver	3/18/2032	522	—
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	334	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	3,605	—
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	3,310	—
Flow Control Solutions, Inc.	Revolver	3/29/2029	535	—
Foreside Financial Group, LLC	Delayed Draw Term Loan	3/13/2026	10,020	(25)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,789	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(10)
Fourth Enterprises, LLC	Revolver	3/21/2031	882	(4)
FR Vision Holdings Inc	Delayed Draw Term Loan	9/26/2027	2,018	(15)
FR Vision Holdings Inc	Revolver	1/22/2030	248	(2)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2027	319	(3)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	325	(3)
Gloves Buyer, Inc.	Revolver	5/22/2030	392	(1)
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	125	(2)
GSV Holding, LLC	Revolver	10/18/2030	217	—
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	1,129	(8)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	602	(4)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	3,424	(43)
Harvey Tool Company, LLC	Revolver	10/26/2027	1,179	(15)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	2,643	(13)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	3,014	(14)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	891	(4)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(6)
Heights Buyer, LLC	Revolver	8/25/2028	764	—
Hercules Borrower LLC	Delayed Draw Term Loan	9/16/2026	2,092	(10)
Hercules Borrower LLC	Revolver	12/15/2028	589	(3)
HIG Operations Holdings, Inc.	Delayed Draw Term Loan	12/11/2027	1,077	(3)
Higher Logic, LLC	Revolver	1/10/2029	380	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
HighTower Holding, LLC	Revolver	2/1/2030	$110	$—
Home Service Topco IV, Inc.	Delayed Draw Term Loan	2/18/2026	2,134	(5)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	5,197	(26)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	699	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	932	—
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	1,527	(8)
HT Intermediary III, Inc.	Revolver	11/12/2030	573	(3)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	62	(2)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	501	—
Hyphen Solutions, LLC	Revolver	8/6/2032	301	—
IG Investments Holdings, LLC	Revolver	9/22/2028	293	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	—
Imagine 360 LLC	Revolver	9/30/2028	327	—
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	—
Inhabitiq Inc.	Revolver	1/12/2032	436	—
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	1,453	(7)
Innovative Systems L.L.C.	Revolver	8/20/2032	484	(2)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	7/23/2027	1,342	(10)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	4,137	(10)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	3,266	—
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	1,235	(3)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	1,087	(3)
JHCC Holdings LLC	Revolver	9/9/2027	59	—
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	702	(4)
JKC Parent, Inc.	Revolver	2/13/2032	71	—
Kaseya Inc.	Revolver	3/20/2030	761	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	359	—
KENE Acquisition, Inc. (aka Entrust)	Delayed Draw Term Loan	12/18/2027	2,419	(6)
KENE Acquisition, Inc. (aka Entrust)	Revolver	2/7/2031	285	(1)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	1,016	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	—
Kriv Acquisition Inc.	Delayed Draw Term Loan	10/1/2027	1,998	(10)
Kriv Acquisition Inc.	Revolver	7/31/2031	171	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	$9,237	$(46)
Kwol Acquisition, Inc.	Revolver	12/12/2029	1,871	(9)
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	1,431	(4)
Lido Advisors, LLC	Revolver	5/10/2032	307	(1)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	2,206	(11)
Lightbeam Bidco Inc.	Revolver	5/4/2029	491	(2)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	2,268	(6)
Low Voltage Holdings Inc.	Revolver	4/28/2032	1,421	(4)
Low Voltage Holdings Inc.	Revolver	4/28/2032	129	—
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	1,372	—
Lubricant Engineers	Revolver	9/1/2029	885	—
Marina Acquisition, Inc.	Revolver	7/1/2030	283	(6)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	1,075	(3)
Maverick Bidco Inc.	Revolver	12/2/2031	860	(2)
Mclarens Midco Inc.	Revolver	12/19/2027	287	(1)
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	—
Merlin Buyer, Inc.	Revolver	12/14/2026	1,450	(15)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(2)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	1,886	(5)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	1,897	(9)
Monarch Buyer, Inc.	Revolver	6/2/2032	923	(5)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	1,049	(5)
Monarch Finco, LLC	Revolver	10/29/2032	105	(1)
Monotype Imaging Holdings Inc.	Delayed Draw Term Loan	2/28/2026	76	—
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Montana Buyer Inc.	Revolver	7/22/2028	307	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	669	(10)
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	388	—
MRI Software LLC	Revolver	2/10/2028	259	—
MRO Corporation	Delayed Draw Term Loan	6/9/2027	795	(4)
MRO Corporation	Revolver	6/9/2032	795	(4)
Nasuni Corporation	Revolver	9/10/2030	1,302	(10)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	2,539	(6)
Navex Global Holdings Corporation	Revolver	10/14/2031	1,922	(5)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	946	(7)
Nelipak Holding Company	Revolver	3/26/2031	1,577	(12)
Net Health Acquisition Corp.	Revolver	7/3/2031	973	(5)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(4)
Noble Midco 3 Limited	Revolver	12/10/2030	1,036	(5)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	$11	$—
North Star Acquisitionco, LLC	Revolver	5/3/2029	780	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	1,623	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	2,319	(12)
Oeconnection LLC	Delayed Draw Term Loan	12/30/2026	6,491	11
Oeconnection LLC	Revolver	12/23/2032	1,628	3
OLO Parent, Inc.	Revolver	9/13/2032	799	(2)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	—
Onit, Inc.	Revolver	1/27/2032	929	—
ONS MSO, LLC	Revolver	7/7/2028	15	(1)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	626	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	1,462	—
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	2,446	(11)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	1,023	(5)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	1,242	(6)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/31/2027	653	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	1,454	(4)
Pathstone Family Office LLC	Revolver	5/15/2028	284	(1)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	—
Phantom Purchaser, Inc.	Revolver	9/19/2031	1,465	(7)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	90	(7)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	595	(3)
Polyphase Elevator Holding Company	Revolver	11/24/2032	575	(3)
Potters Industries LLC	Revolver	9/14/2027	100	—
Power Grid Holdings, Inc.	Revolver	12/2/2030	801	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	1,271	(6)
Premise Health Holding Corp.	Revolver	11/6/2031	1,008	(5)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	849	(8)
Proampac PG Borrower LLC	Revolver	6/16/2028	49	—
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	112	(1)
Psc Parent, Inc.	Delayed Draw Term Loan	4/3/2026	185	—
Psc Parent, Inc.	Revolver	4/3/2030	167	—
Puma Buyer, LLC	Revolver	3/29/2032	2,005	(5)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	1,874	(5)
Quality Automotive Services, LLC	Revolver	7/16/2027	257	(1)
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	2,672	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	$1,713	$(9)
Resonetics, LLC	Revolver	6/18/2029	100	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	2,601	(13)
RFI Buyer, Inc.	Revolver	8/5/2030	600	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,995	(22)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	729	(5)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	1,711	(51)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	(27)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	1,493	(7)
Riser Interco, LLC	Revolver	10/31/2029	492	(2)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,284	—
Routeware, Inc.	Revolver	9/18/2031	273	—
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	3,824	(19)
Ruppert Landscape, LLC	Revolver	12/3/2029	627	(3)
RxSense Holdings LLC	Revolver	3/12/2027	619	—
Ryan, LLC	Revolver	11/7/2030	751	(8)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	2,483	(6)
Saber Parent Holdings Corp.	Revolver	12/16/2032	1,241	(3)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	888	(2)
Safety Borrower Holdings LLC	Revolver	12/19/2032	722	(2)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	807	(4)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	1,422	(11)
Saturn Borrower Inc	Revolver	11/13/2028	478	(4)
SCHP Purchaser, Inc.	Revolver	10/22/2032	523	(3)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	558	—
SCW Holdings III Corp.	Revolver	3/17/2031	872	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	386	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/25/2027	6,499	—
Seahawk Bidco, LLC	Revolver	12/19/2030	545	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	942	(5)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	902	(5)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	704	—
Soleo Holdings, Inc.	Revolver	1/30/2032	704	—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	5/1/2026	55	—
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	195	—
Spartan Bidco PTY LTD	Revolver	1/24/2028	253	(1)
Specialtycare, Inc.	Delayed Draw Term Loan	8/27/2027	1,001	(3)
Specialtycare, Inc.	Revolver	12/18/2029	204	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	$272	$—
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	213	(2)
St Athena Global LLC	Revolver	6/26/2029	507	(5)
Storable, Inc.	Revolver	4/16/2029	100	—
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(24)
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	737	(4)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(2)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,643	(9)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	(3)
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	808	(4)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	566	(3)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	662	(2)
Team Acquisition Corporation	Revolver	11/21/2028	37	(6)
Tersera Therapeutics, LLC	Revolver	4/4/2029	116	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	323	—
The Chartis Group, LLC	Revolver	9/17/2031	194	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	109	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/17/2027	348	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,299	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	1,356	(7)
The Ultimus Group Midco, LLC	Revolver	7/1/2032	509	(3)
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	468	—
THG Acquisition, LLC	Revolver	10/31/2031	287	—
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	1,436	(11)
Trilon Group, LLC	Revolver	5/25/2029	1,212	(9)
Trimech Acquisition Corp.	Revolver	3/10/2028	1,308	(3)
Truck-Lite Co., LLC	Delayed Draw Term Loan	2/13/2026	26	—
Truck-Lite Co., LLC	Delayed Draw Term Loan	12/17/2026	1,130	(3)
Truck-Lite Co., LLC	Delayed Draw Term Loan	6/17/2027	930	(2)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	—
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	—
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	1,255	—
US Fitness Holdings, LLC	Revolver	9/4/2030	172	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	665	(3)
USHV Management, LLC	Revolver	9/8/2031	461	(2)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,543	—
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(18)
Valet Waste Holdings, Inc.	Delayed Draw Term Loan	3/8/2026	5,828	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$525	$(3)
Validity, Inc.	Revolver	4/10/2030	392	—
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	(3)
Vamos Bidco, Inc	Revolver	1/30/2032	332	(1)
Vatica Health, Inc.	Revolver	10/29/2032	445	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	39	—
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(11)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	4,278	(10)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	813	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,909	(2)
Victors Purchaser, LLC	Revolver	12/23/2032	1,479	(4)
Victory Buyer LLC	Revolver	11/19/2028	47	—
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	1,954	(10)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	229	(1)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	348	1
VS Buyer, LLC	Revolver	10/11/2030	100	—
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	335	(1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	8,169	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	—
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	270	—
Wildcat Topco, Inc.	Revolver	11/17/2031	270	—
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	812	(4)
Wipfli Advisory LLC	Revolver	10/1/2032	541	(3)
Wisdom Purchaser, LLC	Revolver	7/24/2032	636	(2)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	1,254	(3)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	1,784	(13)
WRE Holding Corp.	Revolver	7/2/2030	316	(2)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(6)
Wu Holdco, Inc.	Revolver	4/19/2032	710	(2)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	1,915	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	804	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	560	(3)
YLG Holdings, Inc.	Revolver	12/23/2030	1,214	(6)
Zelis Cost Management Buyer, Inc.	Revolver	1/17/2029	100	(1)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	731	—
Zinc Buyer Corporation	Revolver	7/24/2031	790	—
Zone Climate Services, Inc.	Revolver	3/9/2028	302	(5)
Total Unfunded Commitments			$427,220	$(1,475)

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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of December 31, 2025. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of December 31, 2025, the Company’s wholly owned subsidiaries include: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Annual consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023, the Company incurred $119, $508 and $169 in organization costs, respectively. Unreimbursed organization costs are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities as of December 31, 2025, December 31, 2024, and December 31, 2023.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from the date of incurrence. For the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023, the Company incurred $1,467, $528 and $585 of offering costs, respectively, and amortized $1,885, $170 and $0, respectively. As of December 31, 2025 and December 31, 2024, $525 and $943, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semi-annually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the Portfolio Company and are expected to be collected. Such income is included in payment-in-kind dividend income on the Consolidated Statements of Operations. Dividend income on common equity securities is recorded on the record date for portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Such income is included in dividend income on the Consolidated Statements of Operations.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Management fees

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s net asset value as of the first business day of the applicable month. For the year ended December 31, 2025, the Company incurred management fees of $8,466, before impact of waived fees. For the year ended December 31, 2025, the Adviser elected to waive $5,009, resulting in $3,457 in management fees net of waiver. For the year ended December 31, 2024, the Company incurred management fees of $1,180, and the Adviser elected to waive these fees resulting in zero management fees net of waiver. For the period from May 1, 2023 (inception) to December 31, 2023, the Company did not incur management fees.

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

For the year ended December 31, 2025, the Company incurred income based incentive fees of $9,495, of which the Adviser elected to waive $5,811, resulting in $3,684 in income based incentive fees net of waiver. For the year ended December 31, 2024, the Company incurred income based incentive fees of $1,281, and the Adviser elected to waive these fees resulting in zero income based incentive fee net of waiver. For the period from May 1, 2023 (inception) to December 31, 2023, the Company did not incur income based incentive fees.

For the years ended December 31, 2025 and 2024, and for the period from May 1, 2023 (inception) to December 31, 2023, the Company did not incur capital gains based incentive fees.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid- up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the years ended December 31, 2025 and 2024, the Company incurred administrative service fees of $674 and $93, respectively, and did not incur any fees for the period from May 1, 2023 (inception) to December 31, 2023, the Company did not incur administrative fees.

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

Acquisition of Seed Portfolio

On November 5, 2024, the Company acquired 100% of the equity interests in APCF Masterfund LP and APCF Funding SPV LP (the “Acquired SPVs”) from certain affiliates of the Adviser, valued at an acquisition price of $33,889 and $341,218, respectively. Subsequent to acquisition, the Acquired SPVs were converted to Delaware limited liability companies.

For the year ended December 31, 2025, the Company paid the Adviser $2,409 in connection with the acquisition price of APCF Masterfund LP, and received $2,195 from the Adviser in connection with the acquisition price of APCF Funding SPV LP.

For the year ended December 31, 2025, there were no outstanding balances nor payments made in connection with the acquisition of APCF Masterfund LP and APCF Funding SPV LP.

Distribution and Servicing Plan

On October 16, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays Quasar Distributors LLC (the “Managing Dealer”) with respect to the Class I, Class S and Class D on an annualized basis as a percentage of NAV for such class. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	N/A
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of December 31, 2025, no Class S shares or Class D shares have been issued.

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

For the year ended December 31, 2025, the Company accrued organization and offering costs of $2,004, and the Adviser waived $683 in expenses pursuant to the Expense Support Agreement, resulting in $1,321 organization and offering costs incurred by the Company on a net basis.

For the year ended December 31, 2024, the Company accrued organization and offering costs of $678, and the Adviser waived $678 in expenses pursuant to the Expense Support Agreement, resulting in zero organization and offering costs incurred by the Company on a net basis.

For the period from May 1, 2023 (inception) to December 31, 2023, the Company incurred organization and offering costs of $169, and the Adviser executed the Expense Support Agreement to waive $169 in expenses, to result in zero organization and offering costs and director’s fees on a net basis.

For the years ended December 31, 2025, 2024, and 2023, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,579,235	$1,576,308	94.64%	$845,082	$843,710	99.45%
Unsecured Debt	8,614	8,617	0.52	713	703	0.08
Equity Investments	23,032	24,577	1.48	3,947	3,947	0.47
Short-Term Investments (1)	56,001	56,001	3.36	—	—	—
Total Investments	$1,666,882	$1,665,503	100.00%	$849,742	$848,360	100.00%

(1)
Beginning in the reporting period ended June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $39,527.

As of December 31, 2025, there was one Portfolio Company with loans on non-accrual status (fair value of $174). As of December 31, 2024, there were no Portfolio Companies with loans on non-accrual status.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	December 31, 2025	December 31, 2024
Software	15.03%	11.14%
Commercial Services and Supplies	8.12	9.76
Financial Services	7.85	4.39
Diversified Consumer Services	6.61	8.78
Insurance	6.52	7.32
Healthcare Providers and Services	6.51	5.54
Professional Services	6.45	9.40
Health Care Technology	6.14	4.44
Containers and Packaging	4.18	3.17
IT Services	3.71	4.23
Chemicals	3.42	2.23
Pharmaceuticals	2.11	1.77
Healthcare Equipment and Supplies	2.08	0.56
Capital Markets	1.93	2.99
Distributors	1.84	2.44
Automobile Components	1.22	2.26
Construction & Engineering	1.04	0.84
Industrial Conglomerates	0.95	0.96
Food Products	0.91	0.91
Energy Equipment and Services	0.90	1.35
Machinery	0.84	0.99
Technology Hardware, Storage and Peripherals	0.78	1.15
Air Freight and Logistics	0.77	0.66
Construction Materials	0.75	0.84
Electronic Equipment, Instruments and Components	0.73	1.33
Gas Utilities	0.72	—
Life Sciences Tools & Services	0.69	0.94
Electrical Equipment	0.68	1.53
Household Products	0.65	0.33
Real Estate Management and Development	0.64	0.77
Wireless Telecommunication Services	0.64	0.31
Textiles, Apparel and Luxury Goods	0.58	0.25
Diversified Telecommunication Services	0.57	0.50
Hotels, Restaurants and Leisure	0.55	1.04
Oil, Gas and Consumable Fuels	0.55	1.30
Aerospace and Defense	0.52	0.43
Specialty Retail	0.46	0.02
Media	0.38	2.18
Transportation Infrastructure	0.37	0.25
Trading Companies and Distributors	0.31	0.30
Building Products	0.20	0.31
Beverages	0.06	—
Personal Care Products	0.02	0.05
Household Durables	0.01	0.02
Ground Transportation	0.01	0.02
Total	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$824,707	$823,915	97.12%	129.25%
Canada	17,851	17,375	2.05	2.73
United Kingdom	7,184	7,070	0.83	1.11
Total	$849,742	$848,360	100.00%	133.09%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$215,449	$1,360,859	$1,576,308
Unsecured Debt	—	—	8,617	8,617
Equity Investments	—	—	24,577	24,577
Total non-controlled/non-affiliated investments	—	215,449	1,394,053	1,609,502
Short-Term Investments	56,001	—	—	56,001
Total Investments at fair value	$56,001	$215,449	$1,394,053	$1,665,503

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$45,651	$798,059	$843,710
Unsecured Debt	—	—	703	703
Equity Investments	—	—	3,947	3,947
Total Investments before Cash Equivalents	—	45,651	802,709	848,360
Money Market Fund	39,527	—	—	39,527
Total Investments including Cash Equivalents	$39,527	$45,651	$802,709	$887,887

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	786,507	7,900	19,084	813,491
Proceeds from sale of investments and principal repayments	(208,156)	—	—	(208,156)
Net accretion of discounts and amortization of premiums	1,979	2	—	1,981
Net realized gains (losses) on investments	(3)	—	—	(3)
Net change in unrealized appreciation (depreciation) on investments	794	12	1,546	2,352
Transfers out of Level 3	(18,321)	—	—	(18,321)
Fair value, end of period	$1,360,859	$8,617	$24,577	$1,394,053
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$498	$12	$1,546	$2,056

	Year Ended December 31, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	813,891	713	3,947	818,551
Proceeds from sale of investments and principal repayments	(14,630)	—	—	(14,630)
Net accretion of discounts and amortization of premiums	136	—	—	136
Net realized gains (losses) on investments	(4)	—	—	(4)
Net change in unrealized appreciation (depreciation) on investments	(1,334)	(10)	—	(1,344)
Fair value, end of period	$798,059	$703	$3,947	$802,709
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$(1,334)	$(10)	$—	$(1,344)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$928,333	Market yield analysis	Market yield discount rates	7.08%	21.07%	8.64%
	15,849	Market Quotation	Quote	N/A	N/A	N/A
	416,677	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,360,859

Unsecured Debt	824	Market yield analysis	Market yield discount rates	8.28%	8.92%	8.60%
	7,793	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	8,617

Equity Investments	14,995	Comparable company analysis	EBITDA multiples	9.3x	27.7x	16.3x
	3,908	Recent transaction	Transaction price	N/A	N/A	N/A
	5,674	Market yield analysis	Market yield discount rates	8.63%	15.17%	14.23%
Total Equity Investments	24,577
Total	$1,394,053

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$600,570	Market yield analysis	Market yield discount rates	6.35%	13.32%	9.27%
	32,556	Market quotation	Quote	95.30	100.94	100.13
	164,933	Recent transaction	Transaction price	91.70	100.00	99.44
Total Secured Debt	798,059

Unsecured Debt	703	Market yield analysis	Market yield discount rates	15.38%	16.06%	15.72%

Equity Investments	3,947	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total	$802,709

(1)
As of December 31, 2025, included within the fair value of Level 3 assets of $1,394,053 is an amount of $444,227 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $802,709 is an amount of $201,436 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 177.13% and 678.49%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$910,419	$910,419	$89,581	$14,286
Revolving Credit Facility	500,000	40,000	40,000	460,000	200,061
Total	$1,500,000	$950,419	$950,419	$549,581	$214,347

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$500,000	$110,194	$110,194	$389,806	$359,804
Total	$500,000	$110,194	$110,194	$389,806	$359,804

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of December 31, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

Revolving Credit Facility

On December 11, 2025, the Company entered into a senior secured credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Credit Agreement (the “SMBC Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent, the lenders and issuing banks party thereto (the “Lenders”). The SMBC Agreement is effective as of December 11, 2025.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the SMBC Agreement) in the case of any loan of any class as provided for under the terms of the SMBC Agreement (a “Loan”) denominated in U.S. dollars and bearing interest at a rate determined by reference to the “alternate base rate” and 1.75% or 1.875% plus Term SOFR (as defined in the SMBC Agreement) in the case of any Term Benchmark Loan (as defined in the SMBC Agreement) or Loan bearing interest at a rate determined by reference to Daily Simple RFR (as defined in the SMBC Agreement), in each case, depending on the Fund’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the SMBC Agreement). Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Revolving Credit Facility.

The initial principal amount of the Revolving Credit Facility is $500,000,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $875,000,000, subject to the satisfaction of certain conditions. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the SMBC Agreement.

The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50,000,000 limit for swingline loans.

The availability period under the Revolving Credit Facility will terminate on December 11, 2029 (the “Commitment Termination Date”) and the Revolving Credit Facility will mature on December 11, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Fund will be obligated to make mandatory prepayments under the Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

The SMBC Agreement includes customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a minimum shareholders’ equity and asset coverage ratio, and certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,496	$(848)
European Euro	4,688	4,998	5,507	(509)
Great British Pound	4,020	5,156	5,417	(261)
Total		$28,801	$30,420	$(1,618)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	18,000	$12,541	$12,514	$27
European Euro	5,000	5,222	5,177	45
Great British Pound	2,000	2,520	2,503	17
Total		$20,283	$20,194	$89

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Year Ended December 31,
	2025	2024
Stated interest expense	$34,289	$174
Facility unused fees	766	187
Amortization of deferred financing costs	1,168	98
Total interest and debt expenses	$36,223	$459
Cash paid for interest expense	$32,593	$—
MS Facility weighted average interest rate	5.98%	6.37%
MS Facility average debt outstanding	$564,811	$17,224
Revolving Credit Facility weighted average interest rate	6.03%	—
Revolving Credit Facility average debt outstanding	$1,315	$—

Interest expense for the year ended December 31, 2025 was driven by approximately $566,126 of average borrowings outstanding (at an average effective interest rate, of 5.98%) related to borrowings for investments and expenses.

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

As of December 31, 2025 and December 31, 2024, $2,713 and $174, respectively, of interest expense and $110 and $187, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of December 31, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $427,220 and $290,998, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 8. Net Assets

The Company is currently offering on a continuous basis up to $2 billion of Common Shares at $0.01 per share par value and has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company expects to offer to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the Company’s Offering will be equal to the Company’s NAV per share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in Common Shares during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,659,520	$92,147	25,404,674	$635,830
Share transfers between classes	—	—	—	—
Distributions reinvested	47,111	1,187	—	—
Net increase (decrease)	3,706,631	$93,334	25,404,674	$635,830
CLASS S
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
CLASS D
Subscriptions	—	$—	—	$—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Net increase (decrease)	—	$—	—	$—
Total net increase (decrease)	3,706,631	$93,334	25,404,674	$635,830

On August 29, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Class I Shares of beneficial interest at $25.00 per share. On November 5, 2024, an affiliate of the Adviser sold 1,000 Class I Shares for an aggregate consideration at a price of $25.00 per Class I Share. As of December 31, 2025 and December 31, 2024, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) ("Adviser Parties") own Common Shares of the Company.

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

During the years ended December 31, 2025 and 2024, the Company repurchased no Common Shares pursuant to tender offers.

Distributions

The Company authorizes and declares distribution amounts per share of Common Shares payable monthly in arrears. The following table presents distributions that were declared during the years ended December 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
October 31, 2025	November 26, 2025	0.1928	0.0161	0.2089	5,934
November 25, 2025	December 31, 2025	0.1863	0.0155	0.2018	5,810
December 30, 2025	January 30, 2026	0.1924	0.0160	0.2084	6,067
Total		$2.2637	$0.2566	$2.5203	$67,845

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
December 31, 2024	January 30, 2025	$0.3263	$—	$0.3263	$8,290
Total		$0.3263	$—	$0.3263	$8,290

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

Note 9. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024 (1)
Per Share Data:
Net assets, beginning of period	$25.09	$25.00
Net investment income (loss) (2)	2.68	0.43
Net realized and change in unrealized appreciation (depreciation) (3)	(0.07)	(0.01)
Net increase (decrease) in net assets resulting from operations	2.61	0.42
Distributions declared (4)	(2.52)	(0.33)
Total increase (decrease) in net assets	0.09	0.09
Net assets, end of period	$25.18	$25.09
Common Shares outstanding, end of period	29,112,305	25,405,674
Total return based on net asset value (5)	10.89%	1.67%
Ratios: (6)
Total expenses to average net assets gross of fee waivers	8.91%	3.77%
Net expenses to average net assets net of fee waivers	7.21%	1.23
Net investment income to average net assets	10.68%	10.05%
Portfolio turnover rate (7)	21.34%	1.74%
Supplemental Data:
Net assets, end of period	$733,068	$637,459
Asset coverage ratio (8)	177.13%	678.49%

(1)
The Company commenced operations on November 5, 2024. Metrics are based on the period of November 5, 2024 through December 31, 2024.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The per share data includes a balancing figure that is derived from the other amounts presented in this schedule.
(4)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(5)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(6)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains) for the year ended December 31, 2024. Amounts are not annualized for the year ended December 31, 2025
(7)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
(8)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act as of November 5, 2024. The Company has elected to be treated as a RIC for the year ended December 31, 2025 and intends to qualify each taxable year thereafter. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for each taxable year.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to paid in capital or accumulated net distributable earnings (losses), as appropriate. For the years ended December 31, 2025 and 2024, permanent differences were as follows:

	Year Ended December 31,
	2025	2024
Accumulated net distributable earnings (losses)	$213	$106
Paid-in capital in excess of par value	(213)	(106)

During the years ended December 31, 2025 and 2024, permanent differences were principally related to non-deductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$70,120	$9,894
Net unrealized (appreciation) depreciation	2,769	350
Realized gain (loss) for tax not included in book income	(573)	—
Capital losses carried forward	767	—
Other non-deductible expenses and excise taxes	1,156	106
Other book/tax differences	5,374	(474)
Total taxable income	$79,613	$9,876

The components of accumulated net distributable earnings (losses) as calculated on a tax basis for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Undistributed ordinary income	$8,195	$1,587
Accumulated capital and other losses	(767)	—
Accumulated net unrealized appreciation (depreciation)	(2,421)	123
Other book/tax differences	(809)	—
Total accumulated net distributable earnings (losses)	$4,198	$1,710

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Gross unrealized appreciation	$5,743	$2,411
Gross unrealized depreciation	(6,508)	(2,289)
Net unrealized appreciation (depreciation)	$(765)	$122

Tax cost	$1,666,182	$888,796

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains (losses) on foreign currency contracts, market discount, and significant modification of debt securities.

Capital losses are generally eligible to be carried forward indefinitely and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company incurred capital losses for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Short-term capital loss	$(767)	$—
Long-term capital loss	—	—

The tax character of distributions paid may differ from the character of distributions shown in the Statements of Changes in Net Assets due to short-term capital gains being treated as ordinary income for tax purposes. The tax character of distributions paid during tax years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Distributions paid from ordinary income	67,845	8,290

For the fiscal years ended December 31, 2025 and 2024, the Company designates 100% of dividends allowable pursuant to the Internal Revenue Code 163(j) as interest income eligible for income inclusion for corporate shareholders.

APCF Equity Holdings LLC, a wholly owned subsidiary formed in 2024, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, APCF Equity Holdings LLC is subject to U.S. federal, state, and local taxes. For the Company’s tax year ended December 31, 2025, APCF Equity Holdings LLC activity resulted in a provision for income taxes of $374, of which $342 is the deferred tax liability and $32 is the current year tax expense. For the Company’s tax year ended December 31, 2024, APCF Equity Holdings LLC activity did not result in a material provision for income taxes.

For the fiscal year ended December 31, 2025, the Company designates investment expenses of $5,158 under Treasury Regulation Section 1.67-2T(e).

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal and state tax returns are subject to examination by the Internal Revenue Service and state tax authorities for a period of three fiscal years after they are filed

Note 11. Segment Reporting

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

Note 12. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through March 19, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On January 1, 2026, the Company sold and issued 1,726,965 Class I shares for an aggregate consideration of approximately $43,485 million at a price of $25.18 per share, including Class I shares issued through the Company's distribution reinvestment plan.

On February 1, 2026, the Company sold and issued 719,729 Class I shares for an aggregate consideration of approximately $18,044 million at a price of $25.07 per share, including Class I shares issued through the distribution reinvestment plan.

The Company received $20,111 million of net proceeds relating to the issuance of Class I shares for subscriptions effective March 1, 2026.

Dividend Declaration

On January 30, 2026, the Company declared a regular distribution in the amount of $0.1925 per share and a special distribution in the amount of $0.0107 per share for its Common Shares, which are payable to shareholders of record as of January 30, 2026, and were paid on February 27, 2026. These distributions were paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

On February 27, 2026, the Company declared a regular distribution in the amount of $0.1731 per share and a special distribution in the amount of $0.0096 per share for its Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about March 30, 2026. These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Revolving Credit Facility

On January 8, 2026, the Company entered into an agreement with Apple Bank and Webster Bank, National Association (the “Commitment Increase Agreement”), pursuant to the Company's Revolving Credit Facility among the Company, as borrower, the Administrative Agent, and the lenders and issuing banks from time to time party thereto to increase the aggregate commitments under the Revolving Credit Facility from $500 million to $560 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total facility to a maximum of $875 million, subject to certain conditions.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Board and its Leadership Structure

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Each Trustee will hold office until his or her death, resignation, retirement, disqualification or removal. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustees (1)	Other Trusteeships / Directorships Held by Trustees
Interested Trustees
Vivek Mathew	1977	Trustee, Chief Executive Officer and President	Since 2024	Senior Managing Director and Head of Asset Management and Funding at Antares Capital	3	Trustee – Antares Strategic Credit Fund, Director – Antares Strategic Credit Fund II LLC
Tyler Lindblad	1963	Trustee and Vice President	Since 2024	Senior Managing Director and Chief Investment Officer at Antares Capital	3	Trustee – Antares Strategic Credit Fund, Director – Antares Strategic Credit Fund II LLC
Independent Trustees
Susan Bassett	1963	Trustee	Since 2024	Retired; Managing Director at Antares Capital	3	Trustee – Antares Strategic Credit Fund, Director – Antares Strategic Credit Fund II LLC
Chen Yi (Jean) Hsu	1967	Trustee	Since 2025	Retired; Global Head of Private Debt - CalPERS	3	Trustee – Antares Strategic Credit Fund, Director – Antares Strategic Credit Fund II LLC
Neil Rudd	1964	Trustee	Since 2024	Retired; Chief Operating Officer - NXT Capital	3	Trustee – Antares Strategic Credit Fund, Director – Antares Strategic Credit Fund II LLC

(1)
The "Fund Complex" consists of the Company, Antares Strategic Credit Fund, and Antares Strategic Credit Fund II LLC, each managed by the Adviser.

The address for each Trustee is c/o Antares Private Credit Fund, 320 South Canal Street, Suite 4200, Chicago, IL 60606. While we do not intend to list our Common Shares on any securities exchange, if any class of our Common Shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years
Thomas Sweeney	1983	Chief Financial Officer and Principal Accounting Officer	Since 2025	Managing Director - Antares Capital; Controller and Assistant Treasurer of BDCs - Oaktree Capital Management, L.P.
Malvika Gupta	1977	Chief Compliance Officer	Since 2024	Deputy General Counsel – Antares Capital; Attorney-Adviser and Senior Examiner – U.S. Securities Exchange Commission
Steve Rubinstein	1978	Vice President	Since 2024	Managing Director – Antares Capital
Andrew Packer	1970	Corporate Secretary	Since 2024	Managing Director, Deputy General Counsel – Antares Capital
Jim Van Pelt	1968	Treasurer	Since 2024	Treasurer – Antares Capital

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

Interested Trustees

Vivek Mathew, Trustee. Mr. Mathew is our Chief Executive Officer, President and Chairman of our Board of Trustees. Mr. Mathew is Senior Managing Director and Head of Asset Management and Funding for Antares Capital and is a member of the Antares Capital Executive Committee. He also is president of Antares Capital Advisers LLC (“Antares Capital Advisers”) and a member of the Adviser's Investment Committee. Prior to joining Antares Capital, Mr. Mathew was a managing director at J.P. Morgan Securities LLC, where he led the Global Primary CLO Business. Previously, Mr. Mathew was a vice president of Structured Finance at Deutsche Bank. Mr. Mathew received an A.B. in Economics from Harvard University. He has 26 years of industry experience and joined Antares Capital in May 2016. Mr. Mathew also serves as an interested trustee and interested director on the boards of Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Tyler W. Lindblad, Trustee. Mr. Lindblad is a Trustee and Vice President of the Company. Mr. Lindblad was one of the founding partners of Antares Capital Corporation, which was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Mr. Lindblad is senior managing director and Chief Investment Officer of Antares Capital and a member of the Adviser's Investment Committee and Antares Capital Executive Committee. Mr. Lindblad also is a vice president of the Adviser. Prior to joining Antares Capital, Mr. Lindblad was a senior credit executive of lending for GE Capital’s commercial lending business in North America, where he was responsible for leading the underwriting, account management, portfolio management and risk management processes. While at GE Capital, he also served as chief risk officer of specialized finance and chief credit officer of Telecommunications, Media and Technology. Prior to forming Antares Capital Corporation, Mr. Lindblad held several roles at Heller Financial, Inc. Mr. Lindblad received a bachelor’s degree in economics from Dartmouth College and an MBA from Northwestern University Kellogg Graduate School of Management. He has 40 years of industry experience, including 29 years with Antares Capital and its predecessors in interest. Mr. Lindblad also serves as an interested trustee and interested director on the boards of Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Independent Trustees

Susan Bassett, Trustee. Ms. Bassett served as a Managing Director at Antares Capital from 2015 to 2020 and its predecessor GE Capital from 2001 to 2015. Ms. Bassett worked in a variety of credit roles including managing the underwriting and portfolio management teams for Media and Technology, Broadly Syndicated Loans and Equity. Ms. Bassett’s last role at Antares Capital included reporting to the Chief Credit Officer with the responsibility for establishing reporting, policies and procedures for Antares Capital. From 1996-2001 Ms. Bassett was an SVP at Bank of America, responsible for originating, underwriting and managing a portfolio of leveraged middle market loans in the Northeast. In 1998 she became Portfolio Manager at an unregulated subsidiary of the bank focused on Unitranche financing for smaller middle market companies. Ms. Bassett began her career in 1986 at The Chase Manhattan Bank. After completing the credit training program, she held roles of increasing responsibility in middle market lending. Ms. Bassett earned a B.A. in Government from St. Lawrence University in 1985. Ms. Bassett joined the Board of the Company in December 2023. Mrs. Bassett also serves as an independent trustee and independent director on the boards of Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Neil Rudd, Trustee. Mr. Rudd has over 30 years of diverse financial and business leadership experience in the middle-market commercial lending and asset management industry. He is one of the co-founders of both NXT Capital and Merrill Lynch Capital. He served as the Chief Financial and Administrative Officer of NXT Capital from its founding in 2010 until its sale in 2018. He then transitioned to the role of Chief Operating Officer of the company until his retirement in 2020. Mr. Rudd also co-founded Merrill Lynch Capital in 2001 and remained with the company until its sale in 2008. During this time, Mr. Rudd was initially the Director, Strategy and Business Development and subsequently served as Managing Director and Chief Operating Officer of the business. Mr. Rudd’s responsibilities included accounting and financial management, capital markets and fundraising, and third-party asset management. Mr. Rudd also has extensive experience in the build out, scaling and management of other corporate functions including information technology, servicing, marketing, legal, compliance and human resources. Mr. Rudd was previously the Senior Vice President of Corporate Strategy and Business Development and a Group Financial Officer of Heller Financial, Inc., a Director of Internal Audit at Transamerica Corporation and began his career as an auditor at Price Waterhouse. Mr. Rudd is currently an independent member of the board of directors of Billyard Insurance Group, a Canadian insurance brokerage, and serves as the chair of the Audit Committee. He is also an advisor to, and the Chief Financial Officer of, Palm Therapeutics, Inc., a start-up biotech company. Mr. Rudd earned a B.A. in Accounting from the University of Northern Iowa and an M.B.A. in Finance and Marketing from Northwestern University. He is a Certified Public Accountant (Inactive). Mr. Rudd joined the Board in December 2023. Mr. Rudd also serves as an independent trustee and an independent director on the boards of Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Chen Yi (Jean) Hsu, Trustee. Ms. Hsu retired from the role of global head of Private Debt at CalPERS in 2024. Ms. Hsu sat on CalPERS Investment Underwriting Committee, Operations and Administration Committee, and Total Fund Management Committee which determine the strategies and allocation for the Total Fund. She had served in several senior management positions during her 24 years at CalPERS including Managing Investment Director for Opportunistic Strategies. Prior to joining CalPERS, Ms. Hsu was an attorney in Taiwan focusing on banking and securities as well as corporate finance. Ms. Hsu is a Fulbright Scholar with an MBA from Wharton Business School, University of Pennsylvania. She joined the Board in June 2025. Ms. Hsu also serves as an independent trustee and an independent director on the boards of Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Executive Officers Who are not Trustees

Thomas Sweeney, Chief Financial Officer and Principal Accounting Officer – Mr. Sweeney is Chief Financial Officer of the Company, Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC. Mr. Sweeney is also a Managing Director and a senior finance professional at Antares Capital. Prior to joining Antares Capital, Mr. Sweeney was Controller and Assistant Treasurer of BDCs at Oaktree Capital Management, L.P. from 2017 to 2025, and a Vice President of financial reporting at Fifth Street Asset Management. In addition, Mr. Sweeney provided audit services to alternative asset management industry clients at Deloitte and Touche from 2005 to 2015. Mr. Sweeney holds a BS in Accounting from the State University of New York at Binghamton and is a New York State Certified Public Accountant.

Malvika Gupta, Chief Compliance Officer – Ms. Gupta is Chief Compliance Officer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC. Ms. Gupta is also Deputy General Counsel at Antares Capital. Her practice focuses on Advisers Act and 1940 Act issues. Ms. Gupta has in-depth experience in regulatory matters and litigation involving the asset management industry, including how securities laws interact with ERISA. Prior to joining Antares Capital, Ms. Gupta served as an Attorney-Adviser and Senior Examiner in the SEC’s Private Funds Unit (PFU), where she specialized in the ERISA issues facing managers under exam. She has also worked at the U.S. Department of Labor’s EBSA on civil and criminal investigations. Her industry experience includes Merrill Lynch and Lehman, where she provided legal services regarding derivatives and other financial products. Malvika graduated from CUNY School of Law at Queens College and received her Bachelor of Arts in English and Philosophy from SUNY at Geneseo College.

Steve Rubinstein, Vice President - Mr. Rubinstein is Vice President of the Company, Antares Strategic Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Rubinstein is a Managing Director and Senior Portfolio Manager within the Asset Management team at Antares Capital and is part of the Investment Team responsible for managing the Company’s portfolio. Prior to joining the Asset Management team, Steve was most recently a Managing Director on the Junior Capital team where he was responsible for screening, underwriting and managing the unitranche and junior capital portfolio. Additionally, Steve serves as a member of the Antares’ Liquid Credit Investment Committee. Steve joined Antares in 2008 from Merrill Lynch Capital where he began his career and was responsible for structuring and underwriting sponsor-backed leverage finance transactions. Steve graduated with a degree in finance from the University of Wisconsin–Madison and earned his MBA from Northwestern University’s Kellogg Graduate School of Management.

Andrew Packer, Secretary – Mr. Packer is Secretary of the Company, Antares Strategic Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Packer has over 25 years of legal experience both in-house and at premier law firms. He currently serves as Chief Corporate Counsel for Antares Capital, where his legal responsibilities include representing the company and its affiliates with respect to corporate governance, board and committee matters, corporate finance, tax, finance, strategic initiatives, and other matters. Prior to Antares, Andrew served as senior counsel at GE Antares, where he focused on lending transactions and joint ventures, including the Senior Secured Loan Program and the Middle Market Growth Program. Previously, he held roles at Heller Financial Inc. and Altheimer & Gray after beginning his legal career with Katten Muchin Rosenman LLP. Andrew holds a bachelor’s degree in accounting and a JD degree from the University of Illinois.

Jim Van Pelt, Treasurer - Mr. Van Pelt is Treasurer of the Company, Antares Strategic Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Van Pelt is the Treasurer of Antares Capital. Prior to joining Antares Capital in 2016, he was a senior vice president, treasury at Golub Capital. Previously, he was vice president of structured finance at Antares Capital and was also an associate at Heller Financial, Inc. Mr. Van Pelt received a B.A. in Economics from the University of Illinois, Champaign-Urbana.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent to Antares Private Credit Fund, 320 South Canal Street, Suite 4200, Chicago, IL 60606, Attention: Chief Compliance Officer.

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

Audit Committee.

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Company’s NAV. The audit committee is presently composed of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Mr. Rudd serves as the chair of the audit committee. Our Board has determined that Mr. Rudd qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it.

Nominating and Governance Committee.

The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee will also have principal oversight over the process used to approve co-investments for the Company. The nominating and governance committee consists of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Ms. Bassett serves as the chair of the Nominating and Governance Committee.

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

Securities Trading Policy

The Company has adopted a Securities Trading Policy applicable to us, our officers, and our trustees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Securities Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

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

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Mr. Rudd, Ms. Bassett and Ms. Hsu. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

				Annual Committee Chair Cash Retainer
Aggregate Fund Complex Net Asset Value (1)(2)	Annual Compensation	Board Meeting Fee	Audit Committee Meeting Fee	Audit	Nominating and Governance
Less than $1.5 billion	$137,500	$5,000	$2,000	$20,000	$5,000
$1.5 billion - $5.0 billion	$175,000
$5.0 billion - $10.0 billion	$212,500
More than $10.0 billion	$250,000

(1)
The “Fund Complex” consists of the Company, Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC.
(2)
As of December 31, 2025, the Aggregate Fund Complex's net asset value is between $1.5 billion - $5.0 billion.

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees for the year ended December 31, 2025.

	For the Year Ended December 31, 2025
Trustee	Total Compensation from the Company	Total Compensation from the Fund Complex
Neil Rudd	$59,690	$206,873
Susan Bassett	$55,845	$193,733
Chen Yi (Jean) Hsu (1)	$31,260	$117,476

(1)
Ms. Hsu was appointed by the Board on June 2, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2026, information with respect to the beneficial ownership of our Common Shares by:

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

Common Shares Beneficially Owned
Name and Address	Type of Ownership	Number	Percentage
Interested Trustees (1)
Vivek Mathew	—	—	—
Tyler Lindblad	—	—	—
Independent Trustees (1)
Susan Bassett	—	—	—
Neil Rudd	—	—	—
Chen Yi (Jean) Hsu	—	—	—
Executive Officers who are not Trustees (1)
Thomas Sweeney	—	—	—
Malvika Gupta	—	—	—
Steve Rubinstein	—	—	—
Andrew Packer	—	—	—
Jim Van Pelt	—	—	—
Other
CPPIB Credit BDC Canada Inc. (2)	Beneficial	10,000,000	31.69%
Bryde Investment Limited Partnership (3)	Beneficial	3,000,000	9.51%
All officers and Trustees as a group		—	—

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

The following table sets forth the dollar range of our equity securities as of December 31, 2025.

Name and Address	Dollar Range of Equity Securities in Fund (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Trustees (1)
Vivek Mathew	—	—
Tyler Lindblad	—	—
Independent Trustees (1)
Susan Bassett	—	—
Chen Yi (Jean) Hsu	—	—
Neil Rudd	—	—

(1)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)
The dollar range of any equity securities beneficially owned by our Trustees will be based on the then-current net asset value per share.
(3)
The dollar range of equity securities beneficially owned are: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
(4)
For purposes of this prospectus, the term "Fund Complex" is defined to include the Company, Antares Strategic Credit Fund and Antares Strategic Credit Fund II LLC, each managed by the Adviser.

Market Information

Initially, our Common Shares were offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity” for more information. Our Common Shares sold in the Offering are publicly offered securities, but are not listed on an exchange.

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

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment, especially if we sell these securities at prices less than the price you paid for your Common Shares.

From time to time, we may also pay special distributions in the form of cash or Common Shares at the discretion of our Board.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Item 1. Business—Investment Advisory Agreement, and Administration Agreement".

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

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

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

The Company will be Subject to Various Conflicts of Interest Involving the Adviser Parties

The Antares Lending Platform operates in its own economic interests and neither it nor any Adviser Party (other than the Adviser) is generally obligated, or should be expected, to take into account the Company’s interests in making any decision, including with respect to the origination, terms and availability to the Company of loans and decisions with respect to an Adviser Party's or Other Account’s interest in a loan. Moreover, when personnel of the Adviser are shared with other Adviser Parties or otherwise act on behalf of the Antares Lending Platform, an Advisers’ Party’s or an Other Account, such personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interest of the Company. As a result, a decision made by or on behalf of an Adviser Party or the Antares Lending Platform (including by shared personnel) could adversely impact the amount, price, availability, terms and subsequent decisions with respect to Portfolio Loans in which the Company ultimately invests.

Additionally, the Adviser’s indirect owners have an interest in investments held by the Antares Lending Platform (and through which are expected to invest alongside the Company in accordance with the Allocation Policy). Additionally, such owners are market participants that could compete, or cooperate with, the Company as well as, subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, invest in more junior interests or competing tranches in the same Portfolio Loan as the Company. Other than when competing for an investment, the Antares Lending Platform expects to share information with such owners. Additionally, there is overlap, from time to time, between the investment activities of the Company and the Adviser’s indirect owners, and changes in market conditions can result in additional interactions between the Company and such owners.

Sourcing of Portfolio Loans Primarily from the Antares Lending Platform

The Adviser will source Portfolio Loans for the Company primarily from the Antares Lending Platform, which makes decisions in its own interest and is not required to act in the best interest of the Company with respect to, among other things, the availability, price or terms of a loan. See “Item 1A. Risk Factors—Certain Investment Risks—It is Anticipated That All or Most of the Portfolio Loans Will Be Sourced by Adviser Parties.” The Adviser will determine based on a variety of factors, including when capital is efficiently available through subscription proceeds or a leverage facility, when to recommend or initiate the Company’s acquisition of a Portfolio Loan. Acquisitions are also contingent on co-investment transaction approvals from the Board (to the extent required by the co-investment exemptive order) as well as, where relevant, other approvals including from a leverage provider or third-party loan agent. Once the Adviser agrees to purchase a Portfolio Loan for the Company, the Company bears the risk of changes in valuation as well as the borrower’s credit risk. Upon acquiring the Portfolio Loan, the Company will be entitled to the economic interests of such Portfolio Loan and therefore will receive the future interest, fees and principal payments made by the borrower and begin to pay Management Fees on the outstanding balance of the Portfolio Loan.

The Antares Lending Platform, Other Accounts and Certain Other Parties can Invest in Different Levels of the Capital Structure and Take a Non-Controlling Equity Interest in an Obligor

The Company and Other Accounts, as well as the Antares Lending Platform, other co-investors, and each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP as the parent companies of ACM (and/or each such parent company’s other subsidiaries and companies in which such parent companies or its other subsidiaries own some or all of the equity interests (collectively, “Parent Companies”)) and their respective affiliates can, and often will, invest at different levels of the capital structure of a particular obligor to the extent permitted by applicable law and the terms of the co-investment exemptive relief, and such parties may also engage in net asset value financings to funds (a “borrowing fund”) and concurrently invest in direct loans to the borrowing fund’s underlying investments. In connection with any such investment by any such parties in an obligor or in one or more loans, such parties will act in their own best interest (or in the case of the Company or an Other Account, the Adviser and its advisory affiliates will endeavor to act in the best interest of the Company or such Other Account, in each case, on whose behalf it is acting at the time) without regard for the interests of such other parties (including, in the case of actions by or on behalf of such Other Accounts, the Antares Lending Platform or the Parent Companies or any of their respective affiliates, the Company). Additionally, to the extent permitted by applicable law and the terms of the co-investment exemptive relief, the Antares Lending Platform and/or the Parent Companies (or, in the case of Other Accounts, the Adviser or its advisory affiliates, as applicable, on behalf of such Other Accounts) or their respective affiliates frequently request that an obligor (or one or more of its direct or indirect equity owners) sell, at fair market value to the Antares Lending Platform (or any such) Parent Company, Other Account or any such affiliate for investment purposes, a small, non-controlling equity interest in such obligor or owner that may or may not be attached to or be part of the consideration for any loan made by such party to such obligor and could be subject to significant voting and transfer restrictions. In cases where the Adviser and its affiliates and their respective personnel are acting on behalf of multiple parties (including the Company) whose interests diverge in a particular situation, the Adviser will have an obligation to pursue the best interests of each of the parties on whose behalf it is acting at such time. Actions taken on behalf of any party (other than the Company) should be expected to be disadvantageous to the Company. In addition, the Adviser could choose (but will not be required) to implement particular procedures and controls in situations where it deems it necessary or appropriate to do so (which could include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser). There can be no assurance, however, that the Adviser will choose to do so.

The Adviser Parties and Their Affiliates (Including the Antares Lending Platform and the Parent Companies) Engage in a Broad Range of Investment Activities

The Adviser Parties, as applicable, engage and intend to engage in a broad range of investment and other activities other than those that the Adviser will engage in on behalf of the Company, including, among other things, originating loans through the Antares Lending Platform, owning loans in their proprietary accounts (including through subsidiaries and joint ventures), trading loans and providing loan agent and/or other services to their proprietary accounts, to Other Accounts and to third parties. In addition, the Adviser Parties are part of a multi-national organization engaged in a broad range of lending, investment, and other activities itself and through its other affiliates and the Parent Companies each engage in their own lending, investing, and other activities. As a result, the Adviser is subject to significant actual and potential conflicts of interest in managing the investment activities on behalf of the Company. While some of these conflicts are common for investments in assets similar to the Portfolio Loans where an affiliate of the loan originator is the investment adviser of the related client and such affiliated group owns some portion of the loans in which such client invests, the shareholders should consider them carefully. The following summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts or their potential consequences and there can be no assurance that other conflicts of interest will not arise based on the wide-ranging current and future activities of the Adviser Parties and their affiliates.

The Allocation Policy

Under the Adviser’s Allocation Policy (“Allocation Policy”), investment opportunities in loan tranches that are within the Company’s investment strategy (each an “Eligible Loan”) are allocated among: (i) accounts (including that of the Company) advised by the Adviser and/or one or more of its advisory affiliates including, without limitation, Platform Balance Sheet Clients, separately managed accounts, funds, and CLO issuers (collectively “Clients”); (ii) contract investors; and (iii) persons with whom the Adviser or its affiliates has a relationship and/or has determined to offer co-investment opportunities (“Co-Investors”) if any. Co-Investors could include affiliates of the Adviser, other Clients, investors in a Client or Other Accounts, or a third party.

The Allocation Policy is generally intended to promote allocations of investment opportunities in respect of Clients consistent with their respective investment objectives and restrictions in a manner that is fair and equitable over time. Additionally, where there is limited supply of an Eligible Loan, the Allocation Policy seeks to allocate the Eligible Loan on a pro rata basis, where practicable and subject to certain considerations relevant to participating or potentially participating accounts, as described in the Allocation Policy. These considerations can include (but are not limited to): (i) whether the allocation of the Eligible Loan would result in a de minimis allocation to the Company; (ii) portfolio circumstances including ramping, strategy or product incubation, compliance with or optimization of portfolio-level tests and expected cash movements due to contributions or redemptions; (iii) the terms of contract investor agreements; (iv) participants’ business interest in the closing or syndication of the loan, to help assure the continued availability of Eligible Loans for investment by Clients and/or to maintain the Antares Lending Platform’s ability to source future loans to the benefit of Clients; (v) with respect to an investment opportunity originated and/or arranged by a third party, the relationship of a particular Client to or with such third party; (vi) cash availability of Clients, taking into account any availability under any financing arrangement, to the extent established and accessible for each applicable Client; (vii) permitted leverage and available financing for the investment opportunity (including, without limitation, taking into account the levels/rates that would be required to obtain an appropriate return and covenant compliance and the curing of any default or event of default under the applicable financing document); and/or (viii) such other criteria as are reasonably related to a reasonable allocation of a particular investment opportunity to one or more Clients (e.g., in the case of a Client ramp-up period or when incubating a particular investment strategy or product or, in connection with a Client that directly or indirectly finances its assets, compliance with or optimization of collateral quality tests, portfolio concentration limits, overcollateralization triggers, interest coverage tests or any other test that diverts cash flow from payment to the equity owners of the related entity).

Allocations of Related Equity

When equity securities are available in connection with a Portfolio Loan (“Related Equity Securities”), and subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, the Adviser and its advisory affiliates seek to allocate such Related Equity Securities to the Company and others for whom Related Equity Securities are within the expected portfolio profile (each a “Potential Related Equity Securities Participant”) in a manner that is fair and equitable over time and consistent with the Allocation Policy. In general, Related Equity Securities will first be offered pro rata to each Potential Related Equity Securities Participant based on a ratio determined by the Adviser and its advisory affiliates and described in more detail in the Allocation Policy. Should any Related Equity Securities remain following such allocation, it will be reoffered, pro rata and on an iterative basis, to each Potential Related Equity Securities Participant that accepted the amount of Related Equity Securities previously offered to it. Any remaining Related Equity Securities following all subsequent reoffers will be retained by the Platform Balance Sheet Client.

Loan Sales

The Adviser faces a conflict of interest if the Adviser seeks to sell one or more Portfolio Loans for the Company while the Clients, the Platform Balance Sheet (including other Platform Balance Sheet Clients) or Other Accounts are selling portions of the same Loan. In these circumstances, the sale opportunities will be allocated in accordance with the Allocation Policy, as described above. Additionally, the Adviser can seek to sell all or any portion of a Portfolio Loan for the Company while retaining all or any portion of such Loan in the portfolio of other clients. The Adviser and/or its advisory affiliates could also sell all or any portion of an Eligible Loan for one or more Clients even though the Antares Lending Platform (to the extent it acquired such Eligible Loan for the Platform Balance Sheet) elects not to sell all or the same proportion of such Eligible Loan for the Company, other Platform Balance Sheet Clients or the Platform Balance Sheet. The Adviser will make its determination or recommendation, as applicable, to acquire or sell a Portfolio Loan pursuant to its duties under the Company Documents. The Antares Lending Platform will make its own independent decisions with respect thereto in their own best interests and other Adviser Parties acting on behalf of Other Accounts will make independent decisions in the interests of such Other Accounts, which could differ from the Company’s interests. As a result, decisions made by the Antares Lending Platform or Adviser Parties will not necessarily be the same as those made by the Adviser on behalf of the Company.

Loans to Clients or Client-Related Entities

The Antares Lending Platform can make one or more loans to an entity (or an entity may act as guarantor for an obligor) (each, a “Related Obligor”) that is, is an affiliate of, or otherwise does business with or acts for, one or more other Clients and/or the Adviser’s advisory affiliates (each a “Related Client”).

When presented with an opportunity to make such a loan, the Antares Lending Platform and the Adviser can consider present, and potential future conflicts and could determine to make the loan, to impose restrictions or conditions or to decline to make the loan, or to cause any particular client(s) to refrain from participating in the loan, notwithstanding that other Clients or the Platform Balance Sheet participate.

The Adviser will be subject to potential conflicts of interest between the role of the Antares Lending Platform as a creditor of the Related Obligor and the Adviser’s (and its advisory affiliates’) role as an investment adviser and fiduciary to the Related Clients, in that certain actions the Antares Lending Platform might take with respect to such loan could have a direct or indirect negative impact on the Related Clients. To the extent that the Adviser believes that such a loan is at risk of becoming distressed or non-performing, the Adviser could face a conflict in allocating loans to Related Clients, due to concerns about the Related Clients’ ability to perform their obligations thereunder. Conversely, a positive business relationship with a Related Obligor (or a related party) could incentivize the Adviser to give a preference to Related Clients when allocating loans among clients. In addition, if the Adviser allows one or more of its other clients to participate in such a loan, the Adviser will face a further conflict between the Adviser’s (and its affiliates’) interest in maintaining a relationship with the Related Obligor, maintaining their relationship with the Related Clients, and otherwise acting in the best interest of their clients.

These conflicts could result in the Antares Lending Platform or the Adviser favoring either the Related Obligor, the Related Clients, the Platform Balance Sheet and/or other clients that participate in the relevant loan with respect to: (i) the initial terms of the loan; (ii) decisions with respect to extensions, modifications or waivers; (iii) decisions with respect to the exercise of remedies; and (iv) decisions with respect to allocating future loans. The existence of such conflicts and actions taken or not taken by the Adviser with respect to such loan could result in losses for clients that hold such loans, including the Related Clients, particularly if the Adviser does not exercise remedies with respect to such loan because it does not want to disrupt a relationship with the Related Obligor or Related Clients. If the Adviser determines to forego participation in such loans on behalf of clients, the clients will not enjoy the benefits of any returns earned on the loan, which could be in excess of those experienced by other loans in which the clients do invest.

As noted above, in cases where the Adviser and its personnel are acting on behalf of multiple clients (including Related Clients) whose interests diverge in a particular situation, the Adviser has an obligation to pursue the best interests of each of the parties on whose behalf it is acting at the time, even where that action may be disadvantageous to another client. Moreover, as fiduciary to its clients, and consistent with the Adviser’s Code of Ethics, the Adviser may not place its own interests (including, but not limited to, those arising from its relationships with Related Obligors) ahead of those of its clients when acting on clients’ behalf and making decisions impacting loans held by such clients. Finally, as described herein, the Adviser has adopted a detailed allocation methodology in an effort to ensure that allocations of loan opportunities are made on a fair and equitable basis, notwithstanding relationships between the Adviser or its affiliates and Related Obligors. The Adviser believes that these policies and procedures help to mitigate the conflicts of interest posed by its relationships with Related Obligors and Related Clients; however, the Adviser reserves the right to implement additional procedures and controls in situations where it deems it necessary or appropriate to do so (which may include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser involving Related Obligors).

The Adviser Parties and the Antares Lending Platform can Take Into Account Their Relationships with Obligors and/or Private Equity Sponsors

The Antares Lending Platform is expected to act as an underwriter or arranger or otherwise participate in the origination, structuring, negotiation, syndication or offering of many of the Portfolio Loans that could be acquired by the Company and those Portfolio Loans typically will involve an obligor with a private equity sponsor. The Antares Lending Platform typically engages in repeat transactions with private equity sponsors and with certain obligors. Such relationships will present conflicts of interest to the extent that the Antares Lending Platform relies on the steady flow of business opportunities from such private equity sponsors. The Adviser Parties (including the Adviser and its affiliates) should be expected to take into account their relationships or the relationships of their affiliates (including the Antares Lending Platform) with obligors and private equity sponsors which can create conflicts of interest. While pursuing business for the benefit of the Adviser Parties, the Lending Platform or an Adviser can (and in certain circumstances will have an incentive to) agree to or propose certain amendments, consents, waivers or other modifications to a loan facility in which the Portfolio Loan is a part (e.g., repricing, covenant or other relief) that a lender might not otherwise agree to, or could offer to arrange a new financing which permits the obligor to repay an existing Portfolio Loan, in an attempt to maintain good relationships with obligors and private equity sponsors. Such actions could be adverse to the Company’s interest. In addition, if market or other conditions result in the tightening of credit spreads or if requisite lender consent is not available for a requested action of an obligor or its private equity sponsor, the Antares Lending Platform might be willing to modify or amend an existing Portfolio Loan to lower the pricing or agree to other less favorable terms, or be willing to offer other debt products that are not suitable for direct or indirect investment by the Company or, if suitable, may not be offered to the Company. As a result, Portfolio Loans could be repaid or required to be sold prior to their scheduled maturity and replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all, and in either case this could adversely affect the returns of the Company.

Loans Sourced by the Antares Lending Platform Are Often Prepayable at the Option of the Obligor

A Portfolio Loan could have certain protective rights against prepayment such as prepayment or call premiums, and on occasion, the Adviser or other Adviser Parties or the Platform Balance Sheet participating in the related loan facility could choose to waive these prepayment or call premiums. The interests of such other parties holding portions of such loan facility might not be aligned with the interests of the Company. In addition, the Adviser or other Adviser Parties could have fiduciary duties to multiple holders of such Portfolio Loans (including Other Accounts), and it is not always the case that each such holder’s interest will be aligned with the interests of other holders, such as the Company, with respect to waivers of prepayment or call protections. In general, holders of loans who participate in a refinancing of such loan would benefit from a waiver, while those that do not participate would generally prefer to apply prepayment premiums and other prepayment protections.

When determined to be in the overall best interests of all of Clients, the Adviser or its affiliates can cause the relevant Client to waive prepayment premiums or other similar call premiums in certain circumstances, including when the Platform Balance Sheet is involved in the refinancing, restructuring or other modification of such assets. To the extent the Company does not participate directly or indirectly in a refinancing, the Adviser faces a potential conflict of interest between its duty to the Company and the interests of the Platform Balance Sheet and Other Accounts that will participate in the refinancing, as well as, in some cases, the interests of other Adviser Parties.

An Adviser Party Provides Information to Loan Pricing Services Which can Affect the Valuation Done by the Adviser Under its Valuation Policy

With respect to certain Portfolio Loans, the only bid or ask price that is often available for purposes of the Adviser’s Valuation Policy is expected to be one that is provided by an Adviser Party to an applicable pricing service which will be a price for all of the tranches of loans taken as a whole in the related loan facility. While such Adviser Parties expect that the Antares Lending Platform will seek to supply bid and/or ask prices that it believes to be reflective of the market value of such loans taken as a whole, in the absence of a current third party firm bid or ask prices in the market or another third party check on those prices, the prices supplied to any pricing service by an Adviser Party might not reflect the price a third party would actually pay for such loans taken as a whole or for a single tranche of the loans under such loan facility, which could result in the valuations for the Company’s Portfolio Loans under the Valuation Policy (which considers prices on relevant pricing services as one element of the valuation process) remaining artificially high or low.

Time and Attention of Personnel

All personnel of the Adviser are employees of Antares Capital and/or its affiliates. The Adviser’s shared personnel will devote such time to the activities of the Company as is necessary to properly perform the Adviser’s obligations to the Company. However, such shared personnel also work, and in the future will work, in the businesses of, and/or perform services for, the other Adviser Parties, the Antares Lending Platform and Other Accounts, including Other Accounts raised in the future. Conflicts will arise in the allocation of management and personnel resources as among such various activities. The Investment Advisory Agreement does not require Adviser personnel or personnel of any of the other Adviser Parties to devote their full time or any material portion of their time to the Company. In the event that any of such personnel ceases to be actively involved with the services performed by the Adviser on behalf of the Company, the shareholders will be required to rely on the ability of the Adviser to identify and retain other investment professionals to perform such services on the Company’s behalf. When working on behalf of another Adviser Party, the Antares Lending Platform or an Other Account, such personnel are expected to act in the best interest of that party, whose interests could diverge from the Company’s interests. Nevertheless, these officers and directors, along with our investment adviser, and other key personnel, will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Diverse Membership

The shareholders in the Company are expected to include U.S. federal income taxable and tax exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders often have conflicting investment, legal, tax, regulatory, accounting and other interests with respect to their investments in the Company. The conflicting interests among the shareholders generally relate to or arise from, among other things, the nature of investments made by the Company, the structuring of the acquisition of investments and the timing of the disposition of investments. As a consequence, conflicts of interest arise in connection with decisions made by the Adviser or its affiliates, including with respect to the nature or structuring of investments, that are more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual investment, legal, tax, regulatory, accounting and other situations. In selecting and structuring investments appropriate for the Company, the Adviser and its affiliates will consider the investment, legal, tax, regulatory, accounting and other objectives of the Company, not the investment, legal, tax, regulatory, accounting or other objectives of any shareholder individually.

Restrictions Arising from the Activities of the Adviser Parties and Material Non-Public Information

The Adviser Parties currently maintain limited informational walls among their businesses; although there is currently an informational wall between the Adviser Parties and their Parent Companies. However, for purposes of making and investing in loans or investing in securities and other instruments, confidential information with respect to an obligor or an investment received by one investment team within those businesses generally will be imputed to all investment teams. The Adviser and its advisory affiliates maintain policies and procedures reasonably designed to prevent the misuse of material non-public information, controls reasonably designed to allow sharing of certain internal information with Antares Liquid Credit Strategies LLC (“ALCS”), while screening borrower-specific information shared by the Antares Lending Platform and the Adviser with ALCS in accordance with the Adviser’s policies and procedures. The Adviser Parties could obtain confidential information and enter into confidentiality agreements that bind them to not only keep information confidential but also to “stand still” and comply with other restrictions. These activities could prevent the Company from directly or indirectly acquiring or disposing of certain loans, securities and other financial instruments potentially for extended periods, which in each case could be detrimental to the performance of the Company. Adviser Parties could also elect not to receive material non-public information with respect to obligors and, as a result, might not have the same information as is available to others investing in debt obligations of such obligors. In addition, certain personnel of the Adviser or other Adviser Parties or the Antares Lending Platform could possess information relating to obligors of Portfolio Loans that is not known to the personnel at the Adviser responsible for monitoring the Portfolio Loans and performing other obligations to the Company. Under such circumstances, the Adviser’s lack of knowledge might be detrimental to the Company. In addition, while the Adviser Parties currently intend to operate without information firewalls (except to the limited extent described above), one or more of them could be required by certain regulations, or decide that it is advisable, to establish or increase information firewalls (or to reduce or eliminate the limited informational screen between ALCS and the other Adviser Parties, described above).

There could also be times where the Adviser, the Parent Companies, the respective affiliates of the Adviser or the Parent Companies or the employees or personnel of any of the foregoing have access to material non-public information regarding the Portfolio Loans in which the Company directly or indirectly invests or desires to invest. In the event that the Adviser or its personnel receives such material non-public information or is required to provide such information to the Company, the Company might be prohibited from effecting transactions that it would desire to effect and thus incur losses. The Adviser and its personnel generally will not be free to divulge, or to act upon, any confidential or material non-public information and, due to these restrictions, the Adviser could be unable to initiate a transaction for the account of the Company that the Adviser otherwise might have initiated, and the Company could be frozen in an investment position that it otherwise might have liquidated or closed out.

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

Investments with Respect to which Adviser Clients, Other Accounts and/or the Adviser Parties and their affiliates (including the Antares Lending Platform) could Benefit

The Company will invest in a portfolio of Portfolio Loans, equity investments and other financial instruments, assets or obligations, which could give rise to future investment opportunities as a result of relationships developed in connection with the making of one or more investments on behalf of the Company. The Adviser and its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates could benefit from such a future opportunity, even though the Company might not necessarily benefit from the same future opportunity or other future opportunities. As a result, the Adviser has an incentive to take such potential future opportunities and/or benefits into consideration when making current investment decisions for the Company. For example, the Company could make a follow-on investment in an obligor or Portfolio Company to maintain good business relations with the sponsor of such obligor or Portfolio Company where the Adviser believes that doing so could help it to source future investment opportunities from such sponsor that might benefit the Adviser or its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates, even though such opportunities might not be made available to the Company.

Other Antares Businesses

Antares expects, from time to time, to have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by, clients. Subject to the 1940 Act and the conditions of the co-investment exemptive order, from time to time, the Company will invest in a company in which the Adviser or any of its affiliates and/or one or more other clients hold an investment in a different class of such company’s debt or equity, or vice versa. For example, Antares could acquire securities or other financial instruments of a Portfolio Company for a client which are senior or junior to securities or other financial instruments of the same Portfolio Company that are held by, or acquired for, another client (e.g., one client acquires senior debt while another client acquires subordinated debt). Conflicts of interest can arise under such circumstances. For example, in the event such Portfolio Company enters bankruptcy, the client holding securities which are senior in bankruptcy preference could have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to such client, and the Adviser or its affiliates might have an obligation to pursue such remedy on behalf of such client. As a result, another client holding assets of the same Portfolio Company which are more junior in the capital structure might not have access to sufficient assets of the Portfolio Company to completely satisfy its bankruptcy claim against the Portfolio Company and suffer a loss. In such circumstances, Antares can, to the fullest extent permitted by applicable law and the conditions of the co-investment exemptive order, take steps to reduce the potential for conflicts between the interests of each of the applicable clients, including causing one or more of such clients to take certain actions that, in the absence of such conflict, it would not take (e.g., an client, including the Company, might remain passive in a situation in which it is entitled to vote or might invest in a particular asset or class of securities that seeks to align its interests with those of other clients). Any such step could have the effect of benefiting other clients or Antares at the expense of the Company. Antares has instituted policies and procedures that are reasonably designed to address such conflicts of interest and that seek to ensure that clients are treated fairly and equitably. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the application by Antares of such policies and procedures is expected to vary based on the particular facts and circumstances surrounding each investment by two or more clients (including a Company) in different classes, series or tranches of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure), and, as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential, or even actual, conflicts of interest are addressed by Antares. While Antares' policies and procedures for addressing conflicts between clients in these situations are intended to resolve the conflicts in an impartial manner, there can be no assurance that Antares' own interests will not influence its conduct.

Subject to the 1940 Act and the conditions of the co-investment exemptive order, in certain instances, it is possible that clients managed by the Adviser or another affiliated adviser will be invested in the same or similar loans or securities as held by the Company, and which could have been acquired at different times at lower or higher prices. Those investments could also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments could be in positions or interests which are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which can include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated advisers, requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Co-Investment Transactions

The Company has received an exemptive order from the SEC that permits it to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the Company may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Company and one or more of such affiliated accounts. Even though the Company and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Company’s investment objective and those of one or more affiliated accounts advised by the Adviser or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and its affiliates will allocate such opportunities among the Company and such affiliated accounts in a manner consistent with the exemptive order and the Adviser’s allocation policies and procedures, as discussed herein.

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

Insurance

The Adviser expects to cause the Company to purchase and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company, the Adviser and/or their respective trustees, directors, officers, employees, agents, representatives, and other indemnified parties, against liability in connection with the activities of the Company. This could include a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by the Adviser or its affiliates that cover one or more Adviser Parties' funds and/or the Adviser (including their respective trustees, directors, officers, employees, agents, representatives and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” or other insurance policies among one or more Adviser Party funds and/or the Adviser on a fair and reasonable basis, and may or may not make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in the Company bearing less (or more) premiums, fees, costs and expenses for insurance policies.

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

Allocation of Expenses

From time to time the Adviser will be required to decide whether certain fees, costs and expenses should be borne by the Company, on the one hand, or the Adviser on the other hand, and/or whether certain fees, costs and expenses should be allocated between or among the Company, the Adviser, other Adviser Parties, the Antares Lending Platform and/or Other Accounts. Certain expenses could be the obligation of the Company and could be borne by the Company, or expenses could be allocated among the Company, Adviser Parties, the Antares Lending Platform and/or Other Accounts. In some cases, a Client could be obligated to bear an expense but be subject to an expense cap with respect to certain expenses such that some or all of an expense that otherwise would be allocable to such Client would ultimately be borne by the Adviser or an affiliate of the Adviser. In exercising its discretion to allocate investment opportunities and fees and expenses, the Adviser is faced with a variety of potential conflicts of interest. For example, in allocating an investment opportunity among the Company or Other Accounts with differing fee, expense and compensation structures, the Adviser has an incentive to allocate investment opportunities to the Company or Other Accounts from which the Adviser or its related persons derives, directly or indirectly, a higher fee, compensation or other benefit. Such allocation determinations are inherently subjective and give rise to conflicts of interest due to the inherent biases in the process.

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

Services required by the Company (including some services historically provided by the Adviser or its affiliates to the Company) could, for certain reasons, including efficiency and economic considerations, be outsourced in whole or in part to third parties in the discretion of the Adviser or its affiliates. The Adviser and its affiliates have an incentive to outsource such services at the expense of the Company to, among other things, leverage the use of Adviser personnel. Such services could include, without limitation, deal sourcing, information technology, license software, depository, data processing, client relations, administration, custodial, accounting, legal and tax support and other similar services. The decision by the Adviser to initially perform a service for the Company in-house does not preclude a later decision to outsource such services (or any additional services) in whole or in part to a third-party service provider in the future. The fees, costs and expenses of any such third-party service providers will be borne by the Company.

Subject to the restrictions of the Omnibus Guidelines, the Adviser generally can, in its discretion, recommend to the Company or to a Portfolio Company thereof (in response to a solicitation for a recommendation or otherwise) that it contract for services with (i) the Adviser or a related person of the Adviser (including but not limited to a Portfolio Company of the Company) or (ii) an entity with which the Adviser or its affiliates or a member of their personnel has a relationship or from which the Adviser or its affiliates or their personnel otherwise derives financial or other benefit. When making such a recommendation, the Adviser, because of its financial or other business interest, has an incentive to recommend the related or other person even if another person is more qualified to provide the applicable services and/or can provide such services at a lesser cost.

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

In addition, Antares will from time to time enter into arrangements with service providers that provide fee discounts for certain services rendered to the Adviser, its affiliates and/or certain clients and Other Accounts, but not with respect to services rendered to the client. For example, certain law firms retained by the Adviser Parties or the Antares Lending Platform discount their legal fees for non-investment transaction-related legal services provided to an Adviser Party or the Antares Lending Platform and their respective personnel, such as legal advice in connection with the Antares Lending Platform’s operational, compliance and related matters (including matters pertaining to such personnel).

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

At times, obligors or other borrowers within the Antares Lending Platform may acquire or become service providers that the Adviser, another Adviser Party or the Antares Lending Platform engages with or retains for certain business services, which can create an incentive to demonstrate preferential treatment with respect to such obligor or borrower as a result of such relationship. This presents conflicts of interest to the extent that such persons rely on the business services provided by such obligor or borrower for its operations. Adviser Parties and the Antares Lending Platform should be expected to take into account these relationships with any such obligor or borrower, which can create the conflicts of interest described above.

The foregoing list of actual and potential conflicts of interest does not purport to be a complete enumeration or explanation of the conflicts involved in an investment in the Company, but does reflect all material conflicts known to the Company as of the date of this prospectus. To the extent that prospective investors would benefit from an independent review, such benefit is not available through the Company’s legal or tax advisers, the Adviser or any other Adviser Party. Such prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the risks of an investment in the Company.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Deloitte & Touche LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

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

For the year ended December 31, 2025, $48,000 in audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2025.

No other fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

	Year Ended December 31,
	2025	2024
Audit fees	$470,000	$135,000
Audit-Related fees(1)	48,000	—
Tax fees	—	—
All other fees(2)	—	—
Total fees	$518,000	$135,000

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

10.15	First Amendment to Loan and Servicing Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01793) filed on March 24, 2025)
10.16	Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01793) filed on December 17, 2025)
14.1	Joint Code of Ethics (incorporated by reference to Exhibit (r)(1) to the Registration Statement on Form N-2 (File No. 333-283111) filed on November 12, 2024)
14.2	Code of Ethics (incorporated by reference to Exhibit (r)(2) to the Registration Statement on Form N-2 (File No. 333-283111) filed on November 12, 2024)
19	Insider Trading Policies and Procedures (included in Exhibit 14.2)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 814-01793) filed on March 18, 2025)
24	Power of Attorney*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antares Private Credit Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 19, 2026.

/s/ Vivek Mathew
Vivek Mathew
Trustee, Chief Executive Officer and President

/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer and Principal Accounting Officer

/s/ Tyler Lindblad
Tyler Lindblad
Trustee and Vice President

/s/ Susan Bassett
Susan Bassett
Trustee

/s/ Neil Rudd
Neil Rudd
Trustee

/s/ Chen Yi (Jean) Hsu
Chen Yi (Jean) Hsu
Trustee

*By:	/s/ Thomas Sweeney
Thomas Sweeney
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Andrew Packer and Thomas Sweeney to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.