Form 10-Q
period 2026-03-31
Antares Private Credit Fund
filed 2026-05-13
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

312-638-4000

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

(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 13, 2026 was 32,520,661 of Class I Shares. No Class S or Class D Shares have been issued as of May 13, 2026. Common Shares outstanding exclude May 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on the Company's registration statement on Form N-2, the Company's Annual Report on Form 10-K, the Company's current reports on Form 8-K, and this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,707,288 and $1,610,881 as of March 31, 2026 and December 31, 2025, respectively)	$1,687,345	$1,609,502
Short-term investments (amortized cost — $43,021 and $56,001 as of March 31, 2026 and December 31, 2025, respectively)	43,021	56,001
Total investments at fair value	1,730,366	1,665,503
Cash	17,877	8,960
Foreign currencies (cost — $8,903 and $10,099 as of March 31, 2026 and December 31, 2025, respectively)	8,874	10,387
Interest receivable from non-controlled/non-affiliated investments	7,197	7,230
Dividend receivable from non-controlled/non-affiliated investments	130	308
Deferred offering costs	727	525
Receivable from adviser (Note 3)	1,361	1,361
Receivable for investments sold / repaid	9,085	5,912
Prepaid expenses and other assets	383	541
Total assets	$1,776,000	$1,700,727

LIABILITIES
Debt outstanding	$968,141	$950,419
Less: Deferred financing costs	(7,443)	(7,662)
Total debt, net of deferred financing costs	960,698	942,757
Payable for investments purchased	1,338	6,536
Interest payable	3,569	2,823
Distributions payable	6,802	6,067
Administrative service fee payable	169	150
Accrued expenses and other liabilities	2,299	3,270
Management fees payable	2,431	2,283
Income based incentive fee payable	2,489	2,462
Payable for shares repurchased	49	—
Due to affiliates	595	1,311
Total liabilities	980,439	967,659
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (32,376,193 and 29,112,305 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	324	291
Paid-in capital in excess of par value	810,232	728,579
Accumulated net distributable earnings	(14,995)	4,198
Total net assets	795,561	733,068
Total liabilities and net assets	$1,776,000	$1,700,727
Net asset value per share	$24.57	$25.18

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Investment income:
From total investments:
Interest income	$36,924	$22,126
Payment-in-kind interest income	351	110
Payment-in-kind dividend income	204	—
Other income	684	1,139
Total investment income	38,163	23,375
Expenses:
Interest and debt expenses	14,197	4,258
Management fees (Note 3)	2,431	1,965
Income based incentive fee (Note 3)	2,489	2,269
Administrative service fee	182	156
Board of Trustees’ fee	41	40
Other general and administrative expenses	1,048	682
Organization and offering costs	303	500
Total expenses	20,691	9,870
Management fees waiver (Note 3)	—	(1,965)
Incentive fees waiver (Note 3)	—	(2,269)
Reimbursable expenses paid by adviser (Note 3)	—	(500)
Net expenses, net of fee waivers	20,691	5,136
Excise tax expense	55	—
Net investment income (loss)	17,417	18,239

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(666)	1
Foreign currency transactions	75	548
Total net realized gain (loss)	(591)	549
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(18,564)	(1,882)
Translation of assets and liabilities in foreign currencies	562	(877)
Total net change in unrealized appreciation (depreciation)	(18,002)	(2,759)
Total net realized and change in unrealized gain (loss)	(18,593)	(2,210)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	289	—
Net increase (decrease) in net assets resulting from operations	$(887)	$16,029

Per share information
Net investment income (loss) per share (basic and diluted)	$0.55	$0.72
Earnings per share (basic and diluted)	$(0.03)	$0.63
Distributions declared per share	$0.58	$0.61
Weighted average shares outstanding (basic and diluted)	31,589,782	25,416,297

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	29,112,305	$291	$728,579	$4,198	$733,068
Operations:
Net investment income (loss)	—	—	—	17,417	17,417
Net realized gain (loss)	—	—	—	(591)	(591)
Net change in unrealized appreciation (depreciation)	—	—	—	(18,002)	(18,002)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	289	289
Net increase (decrease) in net assets resulting from operations	—	—	—	(887)	(887)
Capital Transactions:
Issuance of shares	3,222,374	32	80,615	—	80,647
Common Shares issued from reinvestment of distributions	43,497	1	1,087	—	1,088
Distributions to shareholders	—	—	—	(18,306)	(18,306)
Repurchase of shares (net of early repurchase deduction)	(1,983)	—	(49)	—	(49)
Net increase (decrease) in net assets resulting from capital transactions	3,263,888	33	81,653	(18,306)	63,380
Total net increase (decrease)	3,263,888	33	81,653	(19,193)	62,493
Net assets at end of period	32,376,193	$324	$810,232	$(14,995)	$795,561

Three Months Ended March 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	25,405,674	$254	$635,495	$1,710	$637,459
Operations:
Net investment income	—	—	—	18,239	18,239
Net realized gain (loss)	—	—	—	549	549
Net change in unrealized appreciation (depreciation)	—	—	—	(2,759)	(2,759)
Net increase (decrease) in net assets resulting from operations	—	—	—	16,029	16,029
Capital Transactions:
Issuance of shares	31,183	—	783	—	783
Distributions to shareholders	—	—	—	(15,583)	(15,583)
Net increase (decrease) in net assets resulting from capital transactions	31,183	—	783	(15,583)	(14,800)
Total net increase (decrease)	31,183	—	783	446	1,229
Net assets at end of period	25,436,857	$254	$636,278	$2,156	$638,688

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(887)	$16,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(726)	(110)
Net accretion of discounts and amortization of premiums on investments	(957)	(267)
Proceeds from sale of investments and principal repayments	108,719	28,305
Purchases of investments	(204,109)	(285,404)
Purchase/sale of short-term investments, net (1)	12,980	—
Net realized (gains) losses on investments	666	(1)
Net change in unrealized (appreciation) depreciation on investments	18,564	1,882
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(525)	—
Amortization of deferred financing costs	463	201
Amortization of deferred offering costs	303	476
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	33	(1,510)
Dividend receivable from non-controlled/non-affiliated investments	178	—
Receivable from adviser	—	1,661
Receivable for investments sold / repaid	(3,173)	(529)
Prepaid expenses and other assets	158	130
Increase (decrease) in operating liabilities:
Due to affiliates	(716)	(1,435)
Payable for investments purchased	(5,198)	(79,973)
Management fees payable	148	—
Income based incentive fee payable	27	—
Interest payable	746	997
Administrative service fee payable	19	156
Accrued expenses and other liabilities	(971)	1,738
Net cash provided by (used in) operating activities	(74,258)	(317,654)
Cash flow from financing activities
Proceeds from issuance of shares	80,647	783
Debt borrowings	178,922	345,955
Debt repayments	(160,358)	—
Distributions paid	(16,483)	(18,447)
Deferred offering costs paid	(505)	(679)
Deferred financing costs paid	(244)	(2,815)
Net cash provided by (used in) financing activities	81,979	324,797
Net increase (decrease) in cash	7,721	7,143
Effect of foreign exchange rate changes on cash	(317)	—
Cash and foreign currencies at the beginning of period (1)	19,347	62,340
Cash and foreign currencies at the end of period (1)	$26,751	$69,483
Supplemental disclosure of cash flow information
Cash paid for interest	$12,988	$3,060
Cash paid for taxes	300	—
Distributions payable	6,802	5,426
Reinvestment of distributions	1,088	—
Payable for shares repurchased	49	—

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. As a result, cash as of the beginning of the three months ended March 31, 2025 includes $39,527 of money market fund investments. As of the beginning of the three months ended March 31, 2026, short-term investments are excluded from cash. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	10/31/2030	$3,619	$3,629	$3,629	0.46%
GSP Holdings, LLC	(6)(8)(13)	First Lien Term Loan	S + 6.50%	10.32% (Incl. 0.75% PIK)	11/6/2026	105	105	98	0.01
TransDigm Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.25%	5.91%	3/22/2030	686	688	686	0.09
							4,422	4,413	0.56
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	11/15/2029	5,329	5,307	5,329	0.67
Kenco PPC Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	7.92%	11/15/2029	359	95	97	0.01
Lightbeam Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/6/2030	4,888	4,888	4,840	0.61
Lightbeam Bidco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/6/2030	643	643	637	0.08
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/6/2030	3,777	2,653	2,636	0.33
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	5/4/2029	491	—	(5)	—
							13,586	13,534	1.70
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2026	5,846	5,846	5,846	0.73
Enthusiast Auto Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	12/19/2026	64	—	—	—
OAC Holdings I Corp	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	3/30/2029	185	185	182	0.02
Power Stop, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.54%	1/26/2029	197	197	185	0.02
Quality Automotive Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	4,633	4,622	4,621	0.58
Quality Automotive Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	913	911	911	0.11
Quality Automotive Services, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	2,438	2,435	2,432	0.31
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	2,000	474	476	0.06
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	7/16/2027	257	(1)	(1)	—
Truck-Lite Co., LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	193	192	192	0.02
Truck-Lite Co., LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	1,703	1,703	1,690	0.21
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/13/2032	1,906	765	761	0.10
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	2/13/2032	930	(3)	(7)	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	2/13/2031	176	—	(1)	—
							17,326	17,287	2.16

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	7/12/2029	$992	$996	$991	0.12%
Primo Brands Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.42%	3/31/2031	813	808	815	0.10
							1,804	1,806	0.22
Building Products
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	4/26/2030	989	985	977	0.12
MDC Interior Acquisition Inc	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	4/26/2030	42	—	(1)	—
Surewerx Purchaser III Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	12/28/2029	197	197	196	0.02
WST USA Holdco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 4.75%	8.52%	3/31/2027	1,703	1,703	1,703	0.21
WST USA Holdco, Inc.	(6)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	3/31/2027	250	250	250	0.03
							3,135	3,125	0.38
Capital Markets
Allworth Financial Group, L.P.	(8)(13)	First Lien Term Loan	S + 4.75%	8.41%	12/23/2027	197	197	197	0.02
Arax MidCo, LLC	(12)(14)	First Lien Term Loan	S + 5.25%	8.92%	3/24/2032	1,171	1,168	1,165	0.15
Arax MidCo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/24/2032	722	(1)	(4)	—
Arax MidCo, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	3/24/2032	107	—	(1)	—
Cub Financing Intermediate, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	8.42%	6/28/2030	3,733	3,720	3,733	0.47
Cub Financing Intermediate, LLC	(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/28/2030	1,735	1,721	1,735	0.22
Edgeco Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	6/1/2028	7,372	7,372	7,355	0.92
Edgeco Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	874	874	872	0.11
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	2,763	2,742	2,747	0.35
Edgeco Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	478	478	477	0.06
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	6/1/2028	304	30	30	—
HighTower Holding, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.67%	2/1/2030	10	—	—	—
Lido Advisors, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	198	197	196	0.02
Lido Advisors, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	3,509	2,504	2,487	0.31
Lido Advisors, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	524	521	519	0.07
Lido Advisors, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.41%	5/10/2032	615	304	301	0.04
The Ultimus Group Midco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	4,058	4,040	4,058	0.51
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	1,356	(3)	—	—
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	509	(3)	—	—
							25,861	25,867	3.25

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/1/2032	$10,422	$10,376	$10,370	1.30%
Americhem, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/1/2032	2,691	(6)	(13)	—
Americhem, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/1/2032	1,906	(10)	(10)	—
Aurora Plastics, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	12,399	12,379	12,337	1.55
Aurora Plastics, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	1,401	1,401	1,394	0.18
Aurora Plastics, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	1,140	(2)	(6)	—
Aurorium Global Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.57%	1/2/2029	100	99	92	0.01
Boulder Scientific Company, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2027	97	97	97	0.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	8,067	8,030	7,986	1.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	E + 4.75%	6.83%	7/1/2032	EUR 1,348	1,585	1,542	0.20
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	1,931	(4)	(19)	—
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	1,862	(8)	(19)	—
Charkit Chemical Company, LLC	(8)(13)	First Lien Term Loan	S + 4.88%	8.64%	12/29/2026	100	99	99	0.01
DCG Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	6/13/2031	6,991	6,991	7,022	0.88
DCG Acquisition Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/13/2031	1,169	829	835	0.10
Hasa Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	1/10/2029	197	197	197	0.02
Lubricant Engineers	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	9/1/2029	197	197	196	0.02
Lubricant Engineers	(8)(12)(13)	First Lien Term Loan	S + 5.25%	8.92%	9/1/2029	9,037	9,021	8,992	1.13
Lubricant Engineers	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	9/1/2029	885	(4)	(4)	—
Plaskolite PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 8.00%	11.67% (Incl. 4.00% PIK)	5/9/2030	1,418	1,406	1,400	0.18
Plaskolite PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.67%	2/7/2030	101	24	23	—
Potters Industries LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.52%	9/14/2027	100	—	—	—
Rocket Bidco, Inc.	(6)(8)(14)	First Lien Term Loan	C + 4.75%	7.35%	11/1/2030	CAD 197	142	139	0.02
							52,839	52,650	6.62
Commercial Services and Supplies
365 Retail Markets, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2028	3,826	3,826	3,826	0.48
365 Retail Markets, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2028	902	902	902	0.11
365 Retail Markets, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2028	1,730	1,730	1,730	0.22
Acuren Delaware Holdco, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	7/30/2031	350	350	350	0.04
Anticimex Global AB	(5)(6)(8)(16)	First Lien Term Loan	S + 2.90%	6.57%	11/17/2031	1,231	1,231	1,234	0.16
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	2,937	2,927	2,937	0.37
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	2,360	2,355	2,360	0.30
Ares Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/18/2029	2,013	(2)	—	—
Ares Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	11/18/2029	1,610	71	74	0.01
AWP Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	14,179	14,123	13,966	1.76
AWP Group Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	320	206	203	0.03
BCPE Empire Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	12/11/2030	919	918	907	0.11
BIFM CA Buyer Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	647	648	648	0.08
CoolSys, Inc.	(5)(8)(14)	First Lien Term Loan	S + 6.00%	9.93% (Incl. 3.50% PIK)	2/11/2030	200	198	169	0.02
Crimson FLS Acquisition, Inc.	(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	2/18/2033	11,154	11,128	11,126	1.40
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/18/2033	2,951	359	357	0.04
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	2/18/2033	1,672	104	104	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
CRS Midco Holdings, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2032	$3,462	$3,446	$3,427	0.43%
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/31/2032	1,154	(3)	(12)	—
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	12/31/2032	692	(3)	(7)	—
Discovery Purchaser Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.42%	10/4/2029	2,959	2,963	2,918	0.37
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	2/22/2030	1,399	1,395	1,399	0.18
FL Hawk Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	2/22/2029	334	(1)	—	—
HeartLand PPC Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/12/2029	7,079	7,026	7,026	0.88
HeartLand PPC Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/12/2029	857	849	850	0.11
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/12/2029	3,067	45	30	—
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/12/2029	904	58	53	0.01
Hercules Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/15/2028	5,247	5,244	5,221	0.66
Hercules Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/15/2028	2,093	(4)	(10)	—
Hercules Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/15/2028	589	(4)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	12/19/2029	197	196	197	0.02
HP RSS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/11/2029	1,305	1,295	1,299	0.16
HP RSS Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/11/2029	274	273	273	0.03
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	4,305	4,240	4,283	0.54
HP RSS Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	279	277	278	0.03
HP RSS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	4,407	3,677	3,674	0.46
HP RSS Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	4,109	—	(21)	—
Low Voltage Holdings Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/28/2032	12,473	12,438	12,349	1.55
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/28/2032	1,824	(6)	(18)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	4/28/2032	1,599	(6)	(16)	—
Monarch Landscape Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2028	197	196	197	0.02
Onyx-Fire Protection Services Inc.	(6)(8)(12)(14)	First Lien Term Loan	C + 4.50%	6.78%	7/31/2031	CAD 9,892	7,124	7,055	0.89
Onyx-Fire Protection Services Inc.	(6)(7)(12)(14)	First Lien Revolver	C + 4.50%	6.78%	7/31/2031	CAD 2,149	265	254	0.03
Palmetto Acquisitionco Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	9/18/2029	197	197	191	0.02
Pavion Corp.	(8)(14)	First Lien Term Loan	S + 6.00%	9.67%	10/30/2030	195	195	193	0.02
Polyphase Elevator Holding Company	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	11/24/2032	6,399	6,377	6,351	0.80
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/24/2032	1,025	768	762	0.10
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	11/24/2032	575	(2)	(4)	—
Project Boost Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	7/16/2031	1,990	1,969	1,922	0.24
Saber Parent Holdings Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.42% (Incl. 2.25% PIK)	12/16/2032	9,051	9,031	8,960	1.13
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/16/2032	2,483	(3)	(25)	—
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.42%	12/16/2032	1,241	361	352	0.04

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Thermostat Purchaser III, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.25%	7.92%	8/31/2028	$197	$197	$193	0.02%
Valet Waste Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 6.00%	9.66%	5/1/2029	6,536	6,486	6,520	0.82
WRE Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.69%	7/2/2031	2,281	2,273	2,264	0.28
WRE Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	7/2/2031	1,784	(5)	(13)	—
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	7/2/2031	692	692	687	0.09
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/2/2031	39	39	39	—
WRE Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.69%	7/2/2030	316	58	57	0.01
YLG Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2030	9,313	9,293	9,243	1.16
YLG Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/23/2030	1,371	808	801	0.10
YLG Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/23/2030	1,214	(6)	(9)	—
Zinc Buyer Corporation	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/24/2031	7,252	7,219	7,216	0.91
Zinc Buyer Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/24/2031	670	(4)	(3)	—
Zinc Buyer Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/24/2031	790	(4)	(4)	—
Zone Climate Services, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.82%	3/9/2028	399	396	392	0.05
Zone Climate Services, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.57%	3/9/2028	636	327	320	0.04
							138,716	137,994	17.34
Construction & Engineering
Ampirical Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.92%	9/30/2032	1,770	1,762	1,752	0.22
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	9/30/2032	2,655	(6)	(27)	—
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.92%	9/30/2032	708	(3)	(7)	—
CLS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	3/27/2030	197	196	196	0.02
FR Vision Holdings Inc	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	1/20/2031	3,947	3,943	3,917	0.49
FR Vision Holdings Inc	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	1/20/2031	2,134	202	191	0.02
FR Vision Holdings Inc	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	1/20/2031	980	975	973	0.12
FR Vision Holdings Inc	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	1/22/2030	248	—	(2)	—
Hydraulic Technologies USA LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.17%	6/3/2031	826	814	797	0.10
Hydraulic Technologies USA LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.17%	6/3/2030	114	78	76	0.01
Kleinfelder Intermediate LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	9/18/2030	197	197	196	0.02
Mei Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.91%	6/29/2029	197	197	196	0.02
Trilon Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	5/25/2029	3,865	3,848	3,826	0.48
Trilon Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	51	50	50	0.01
Trilon Group, LLC	(8)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	4,105	4,061	4,064	0.51
Trilon Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	1,994	551	537	0.07
Trilon Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	5/25/2029	1,212	254	248	0.03
							17,119	16,983	2.12

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	5/5/2027	$197	$196	$193	0.02%
Red Fox CD Acquisition Corporation	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	3/4/2030	13,560	12,259	12,252	1.54
							12,455	12,445	1.56
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	2,975	2,980	2,875	0.36
CFs Brands, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.66%	10/2/2030	3,455	3,455	3,455	0.43
CFs Brands, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	10/2/2029	493	306	306	0.04
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2027	10,662	10,656	10,662	1.34
Cold Chain Technologies, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	7/2/2027	522	294	294	0.04
Nelipak Holding Company	(8)(13)	First Lien Term Loan	S + 5.50%	9.17%	3/26/2031	6,327	6,327	6,248	0.79
Nelipak Holding Company	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.17%	3/26/2031	2,482	1,526	1,505	0.19
Nelipak Holding Company	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.16%	3/26/2031	1,855	501	478	0.06
Packaging Coordinators Midco, Inc.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	10/15/2032	11,467	11,407	11,324	1.42
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/15/2032	518	(1)	(6)	—
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/15/2032	3,030	143	131	0.02
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	10/15/2032	1,242	(8)	(16)	—
PLZ CORP.	(5)(12)(13)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	4,497	4,452	4,452	0.56
PLZ CORP.	(5)(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	637	(6)	(6)	—
Pro Mach Group, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	10/15/2032	1,019	1,017	1,018	0.13
ProAmpac PG Borrower LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.41%	3/6/2031	3,000	860	740	0.09
Rohrer Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.94%	3/15/2027	197	197	193	0.02
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	6/26/2030	3,841	3,810	3,774	0.47
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	SON + 5.25%	8.99%	6/26/2030	GBP 2,263	2,927	2,948	0.37
St Athena Global LLC	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	6/26/2030	213	(2)	(4)	—
St Athena Global LLC	(6)(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	6/26/2029	590	60	54	0.01
Tank Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.75%	9.51%	3/31/2028	197	195	177	0.02
TricorBraun Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	3/3/2031	5,034	5,023	4,797	0.60
Trident TPI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.42%	9/15/2028	2,469	2,473	2,344	0.29
Verde Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.67%	11/30/2030	3,960	3,969	3,858	0.48
							62,561	61,601	7.73

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.57%	1/13/2029	$98	$98	$97	0.01%
BC Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/21/2027	4,086	4,067	4,066	0.51
BC Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/21/2027	7,074	4,874	4,882	0.61
Blackbird Purchaser, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.42%	12/19/2030	108	108	106	0.01
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/19/2030	76	—	(1)	—
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.75%	9.42%	12/19/2029	124	74	72	0.01
Blackhawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.07%	9/17/2026	5,283	5,279	4,716	0.59
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.07%	9/17/2026	113	113	101	0.01
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.07%	9/17/2026	1,028	589	480	0.06
Component Hardware Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	7/1/2026	90	90	90	0.01
DFS Holding Company, Inc.	(8)(13)	First Lien Term Loan	S + 7.50%	11.17% (Incl. 5.00% PIK)	1/31/2029	203	201	188	0.03
NFO Orange Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.19%	1/13/2033	5,714	5,701	5,643	0.71
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.19%	1/13/2033	1,224	(1)	(15)	—
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.19%	1/13/2033	816	161	153	0.02
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	7/24/2031	7,315	7,297	7,260	0.91
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.19%	7/24/2031	3,965	3,956	3,936	0.50
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.19%	7/24/2031	2,438	2,240	2,233	0.28
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	7/24/2031	3,855	(4)	(29)	—
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	7/24/2031	813	(2)	(6)	—
							34,841	33,972	4.27
Diversified Consumer Services
AAH Topco., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.76%	12/22/2027	2,968	1,368	1,371	0.17
American Residential Services LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.50%	6.16%	1/31/2030	870	64	38	—
Apex Service Partners, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	8.67%	10/24/2030	4,789	4,772	4,789	0.60
Apex Service Partners, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/24/2030	770	768	770	0.10
Apex Service Partners, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/24/2030	3,500	385	377	0.05
Apex Service Partners, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	10/24/2029	660	300	303	0.04
Ascend Learning, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	12/11/2028	992	994	971	0.12
Ave Holdings III, Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	2/25/2028	6,387	6,309	5,860	0.74
Ave Holdings III, Corp.	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.27%	2/25/2028	514	(6)	(42)	(0.01)
AVG Intermediate Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.77%	5/16/2028	197	195	195	0.03
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	7/16/2027	908	905	904	0.12
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/16/2027	3,949	3,935	3,929	0.49

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
CVP Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	6/30/2031	$6,459	$6,451	$6,443	0.81%
CVP Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/30/2031	1,715	564	565	0.07
CVP Holdco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	6/28/2030	686	(1)	(2)	—
Essential Services Holding Corporation	(8)(14)	First Lien Term Loan	S + 5.50%	9.17% (Incl. 2.75% PIK)	6/17/2031	2,014	2,010	1,994	0.25
Essential Services Holding Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/17/2031	395	(1)	(4)	—
Essential Services Holding Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	6/17/2030	247	98	96	0.01
Experigreen Intermediate Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	8,794	8,756	8,706	1.10
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	1,620	(6)	(16)	—
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	1,056	(5)	(11)	—
Fitness International LLC	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.16%	2/12/2029	10,743	10,743	10,802	1.36
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/15/2030	6,248	2,965	2,941	0.37
FSHS I, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.16%	11/18/2028	197	195	195	0.02
GS Seer Group Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.42%	4/29/2030	98	97	92	0.01
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42% (Incl. 3.13% PIK)	10/18/2030	5,021	5,003	4,984	0.63
GSV Holding, LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	7.92%	10/18/2030	217	(1)	—	—
Health Buyer LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	4/29/2030	652	653	649	0.08
Health Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/29/2030	2,643	(9)	(13)	—
Home Service Topco IV, Inc.	(8)(12)(13)	First Lien Term Loan	S + 4.50%	8.19%	12/31/2027	4,309	4,305	4,309	0.54
Home Service Topco IV, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.19%	12/31/2027	197	197	197	0.02
Home Service Topco IV, Inc.	(12)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2027	1,218	1,216	1,218	0.15
Innovetive Petcare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	6/30/2028	5,391	5,391	5,337	0.67
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.82%	6/30/2028	7,711	7,702	7,634	0.96
Innovetive Petcare, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.81%	6/30/2028	1,994	897	882	0.11
Intel 471 INC.	(12)(13)	First Lien Term Loan	S + 5.25%	8.92%	9/27/2028	200	200	197	0.02
Learning Care Group (US) No. 2 Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	8/11/2028	414	413	305	0.04
Quick Quack Car Wash Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	6/10/2031	197	197	195	0.02
Quick Quack Car Wash Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/10/2031	2,419	536	513	0.06
Quick Quack Car Wash Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/10/2031	2,607	2,607	2,574	0.33
Seahawk Bidco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2031	5,760	5,744	5,717	0.72
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2031	8,305	1,621	1,573	0.20
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	12/19/2030	545	93	91	0.01
Southern Veterinary Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	12/4/2031	1,678	1,681	1,666	0.21
Taymax Group Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.76%	7/30/2027	197	197	196	0.02
Taymax Group Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	7/30/2027	844	180	176	0.02
Trackforce Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.25%	8.92%	6/23/2028	200	200	198	0.02
University Support Services LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.41%	2/10/2029	1,364	1,352	1,340	0.17
US Fitness Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.50%	9.17%	9/4/2031	9,995	9,961	9,995	1.26
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.17%	9/4/2031	916	(6)	—	—
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.17%	9/4/2030	172	65	65	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Vertex Service Partners, LLC	(8)(14)	First Lien Term Loan	S + 6.00%	9.67% (Incl. 6.00% PIK)	11/8/2030	$201	$201	$195	0.03%
Vertex Service Partners, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67% (Incl. 5.25% PIK)	11/8/2030	251	49	35	—
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.51%	12/1/2027	1,842	1,837	1,828	0.23
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	12/1/2027	2,220	2,214	2,203	0.28
VPP Intermediate Holdings, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.41%	12/1/2027	2,610	2,603	2,590	0.33
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	3,205	1,606	1,585	0.20
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.51%	12/1/2027	229	(1)	(2)	—
							110,759	109,698	13.79
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	1/31/2032	2,000	1,978	1,969	0.25
Guardian US Holdco LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	1/31/2030	2,216	2,223	2,142	0.27
Virgin Media Bristol LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.18%	6.97%	3/31/2031	2,000	1,990	1,831	0.23
Zacapa S.a r.l.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.42%	3/22/2029	2,976	2,981	2,972	0.37
							9,172	8,914	1.12
Electrical Equipment
Infinite Bidco LLC	(5)(8)(15)	First Lien Term Loan	S + 6.25%	9.92%	3/2/2028	98	98	96	0.01
							98	96	0.01
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/20/2029	3,840	3,813	3,783	0.48
Dwyer Instruments, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/20/2029	503	498	495	0.06
Dwyer Instruments, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/20/2029	706	307	303	0.04
Excelitas Technologies Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	8/13/2029	2,522	(9)	—	—
Phoenix 1 Buyer Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/20/2030	5,770	5,770	5,770	0.73
Phoenix 1 Buyer Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	11/20/2029	1,142	—	—	—
Wildcat Topco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/17/2031	1,275	1,270	1,259	0.16
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/17/2031	270	(1)	(3)	—
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/17/2031	270	(1)	(3)	—
							11,647	11,604	1.47
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	8/27/2031	6,042	6,020	6,011	0.76
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	8/27/2031	1,530	(6)	(8)	—
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	8/27/2031	1,020	(4)	(5)	—
Integrated Power Services Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	16,978	16,966	16,935	2.13
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	2,303	(12)	(6)	—
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	1,117	(3)	(3)	—
Phillips & Temro Industries Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	3/12/2027	187	187	185	0.02
							23,148	23,109	2.91

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
1364720 B.C. LTD.	(6)(8)(14)	First Lien Term Loan	C + 4.50%	7.10%	9/9/2028	CAD 8,909	$6,300	$6,353	0.80%
1364720 B.C. LTD.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	7.10%	9/9/2028	CAD 5,572	4,047	3,974	0.50
Aprio Advisory Group, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/1/2031	8,271	8,255	8,230	1.03
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	5,157	3,768	3,766	0.47
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	3,241	3,237	3,225	0.41
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	8/1/2031	1,638	543	538	0.07
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	11/25/2032	2,740	2,747	2,701	0.34
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	7/28/2031	16,084	16,084	16,084	2.02
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/28/2031	9,449	(12)	—	—
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	7/28/2031	1,368	544	547	0.07
CFGI Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.91%	11/2/2029	5,685	5,650	5,571	0.70
CFGI Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.91%	11/2/2029	270	(2)	(5)	—
Cherry Bekaert Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	6/28/2030	10,384	10,341	10,306	1.30
Cherry Bekaert Advisory LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/28/2030	1,154	1,143	1,145	0.14
ClearCapital Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	6/30/2032	2,151	2,138	2,086	0.26
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/30/2032	1,024	(3)	(31)	—
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	6/30/2032	410	(3)	(12)	—
Contractual Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	10/10/2030	197	197	194	0.03
Contractual Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/10/2030	5,539	5,500	5,456	0.69
Focus Financial Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	5,030	5,019	4,879	0.61
Foreside Financial Group, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	9.07%	9/30/2027	562	562	562	0.07
Foreside Financial Group, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.07%	9/30/2027	2,021	2,020	2,021	0.25
Frazier & Deeter Advisory, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2032	2,806	2,798	2,792	0.35
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2032	2,037	(4)	(11)	—
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	5/2/2031	325	215	215	0.03
GTCR Everest Borrower, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	9/5/2031	382	381	380	0.05
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.52%	8/25/2028	5,280	5,280	5,280	0.66
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.77%	8/25/2028	919	915	912	0.12
Heights Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	8/25/2028	865	858	865	0.11
Heights Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	8/25/2028	1,254	(2)	(9)	—
Heights Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.52%	8/25/2028	764	197	197	0.02
Kestra Advisor Services Holdings A, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.66%	3/22/2031	1,699	1,700	1,689	0.21
Kriv Acquisition Inc.	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	7/31/2031	1,699	1,698	1,690	0.21
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/31/2031	3,081	(8)	(15)	—
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	7/31/2031	394	165	165	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	$8,572	$8,504	$8,465	1.06%
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	5/10/2030	3,220	3,205	3,179	0.40
Minotaur Acquisition, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	1,455	1,430	1,436	0.18
Minotaur Acquisition, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	1,378	1,367	1,361	0.17
Minotaur Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	873	(7)	(11)	—
Monarch Finco, LLC	(6)(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	10/29/2032	5,234	5,210	5,175	0.65
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/29/2032	1,572	518	506	0.06
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Revolver	S + 4.25%	7.92%	10/29/2032	105	—	(1)	—
NAB Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.17%	11/23/2028	2,232	2,213	2,051	0.26
Neon Maple Purchaser Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	11/17/2031	3,953	3,967	3,879	0.49
OneSource Virtual, Inc.	(12)(15)	First Lien Term Loan	S + 4.75%	8.42%	1/30/2033	8,341	8,322	8,236	1.04
OneSource Virtual, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.42%	1/30/2033	1,191	(3)	(15)	—
Osaic Holdings, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	7/30/2032	2,370	2,371	2,331	0.29
Osttra Group Ltd.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.50%	7.17%	10/8/2032	721	718	715	0.09
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	3,753	3,740	3,687	0.46
Pathstone Family Office LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	1,454	372	356	0.04
Pathstone Family Office LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.26%	5/15/2028	374	89	84	0.01
Petrus Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	10/17/2029	197	197	195	0.02
Project Accelerate Parent LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	2/24/2031	100	—	—	—
Ryan, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	5,000	4,977	4,857	0.61
Ryan, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	751	—	(34)	—
The Chartis Group, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.92%	9/17/2031	1,250	1,245	1,250	0.16
The Chartis Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	9/17/2031	387	62	64	0.01
The Chartis Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	9/17/2031	194	(1)	—	—
Wealth Enhancement Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	197	197	197	0.02
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	9,671	6,280	6,278	0.79
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/2/2028	2,428	(2)	(6)	—
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	10/2/2028	323	—	(1)	—
Wipfli Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	10/1/2032	2,165	2,160	2,159	0.27
Wipfli Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/1/2032	812	(1)	(2)	—
Wipfli Advisory LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	10/1/2032	541	(1)	(1)	—
							149,397	148,130	18.62
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.41%	3/10/2028	100	4	7	—
Fiesta Purchaser, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	3,135	3,143	3,064	0.39
RB Holdings Interco, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.07%	5/4/2028	197	194	197	0.02
Sigma Holdco B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 4.25%	7.94%	10/31/2030	2,834	2,836	2,779	0.35
Sugar Ppc Buyer LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.44%	10/2/2031	6,784	1,998	1,957	0.25
WPP Bullet Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	12/7/2030	5,104	5,077	5,040	0.63
WPP Bullet Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	12/7/2029	83	(1)	(1)	—
							13,251	13,043	1.64

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
Edpo, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	$5,537	$5,532	$5,495	0.69%
Edpo, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	6,811	6,812	6,760	0.85
Edpo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2029	828	(4)	(6)	—
Edpo, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/8/2028	744	220	218	0.03
							12,560	12,467	1.57
Ground Transportation
AMS Parent, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.68%	10/25/2028	197	195	189	0.02
							195	189	0.02
Health Care Technology
Acentra Holdings, LLC	(8)(15)	First Lien Term Loan	S + 5.50%	9.17%	12/17/2029	75	75	74	0.01
Caerus US 1 Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	5/25/2029	197	195	195	0.02
Continental Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.16%	4/2/2031	6,686	6,686	6,586	0.83
Continental Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	4/2/2031	3,889	3,880	3,831	0.48
Continental Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/2/2031	1,809	1,803	1,782	0.22
Continental Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/2/2031	741	(1)	(11)	—
Continental Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	4/2/2031	1,769	(3)	(27)	—
Cotiviti, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	3/26/2032	4,899	4,856	4,522	0.57
DeLorean Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/16/2031	4,313	4,286	4,259	0.54
DeLorean Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/16/2031	653	(5)	(8)	—
Empower Payments Investor, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2031	8,525	8,511	8,460	1.06
Empower Payments Investor, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	3/12/2031	7,786	7,767	7,728	0.97
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/12/2031	1,722	(2)	(13)	—
Empower Payments Investor, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2031	3,092	3,073	3,068	0.39
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/12/2030	163	—	(1)	—
Ensemble RCM, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.67%	2/10/2031	457	—	(3)	—
F&M Buyer LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/18/2032	3,582	3,566	3,546	0.45
F&M Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/18/2032	1,194	(3)	(12)	—
F&M Buyer LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/18/2032	522	(3)	(5)	—
Goldeneye Parent, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	3/31/2032	11,958	11,934	11,898	1.50
Goldeneye Parent, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	3/31/2032	1,744	(4)	(9)	—
HT Intermediary III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	11/12/2030	6,221	6,199	6,190	0.78
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/12/2030	1,527	(3)	(8)	—
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	11/12/2030	573	(2)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
IMO Investor Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.69%	5/11/2029	$3,529	$3,529	$3,458	0.43%
IMO Investor Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	5/11/2029	270	270	265	0.03
IMO Investor Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.69%	5/11/2028	370	—	(7)	—
Invictus Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	6/3/2031	7,721	7,721	7,663	0.96
Invictus Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/3/2031	3,266	—	(24)	—
Invictus Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	6/3/2031	1,210	—	(9)	—
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	8,982	8,941	8,757	1.10
Net Health Acquisition Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	7/3/2031	973	(4)	(24)	—
Perfectserve, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	2/27/2032	3,325	3,310	3,300	0.41
Perfectserve, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	2/27/2032	475	(2)	(4)	—
SDS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.52%	9/30/2027	197	197	197	0.02
Swoop Intermediate III, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.16%	4/12/2032	5,161	5,151	5,161	0.65
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/12/2032	3,643	(4)	—	—
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.16%	4/12/2032	1,214	(3)	—	—
Unlimited Technology Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17% (Incl. 2.25% PIK)	3/12/2032	5,596	5,584	5,582	0.70
Unlimited Technology Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	747	(2)	(2)	—
Vatica Health, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.44%	10/29/2032	4,451	4,429	4,318	0.54
Vatica Health, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.44%	10/29/2032	445	(2)	(13)	—
Wisdom Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2032	6,136	6,122	5,983	0.75
Wisdom Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	7/24/2032	636	(2)	(16)	—
							108,040	106,624	13.41
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	1/31/2028	200	200	200	0.03
Aspen Medical Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	6/10/2028	1,824	1,824	1,819	0.23
Belmont Instrument, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	8/19/2028	197	197	195	0.03
Blades Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.41%	3/28/2028	199	199	197	0.02
Blades Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/28/2028	3,816	2,209	2,183	0.28
Blades Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/28/2028	7	7	7	—
Blades Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.41%	3/28/2028	305	—	(3)	—
Cadence, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.32%	5/21/2028	197	197	193	0.02
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	2,985	2,975	2,963	0.37
CDL Parent, Inc.	(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	14,380	14,313	14,272	1.79
CDL Parent, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/7/2028	1,644	31	23	—
CPC/Cirtec Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	1/30/2029	1,644	1,639	1,644	0.21
CPC/Cirtec Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	10/31/2028	558	143	145	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Sentry Acquisition, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/2/2033	$3,831	$3,813	$3,803	0.48%
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	2/2/2033	633	(3)	(5)	—
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/2/2033	1,056	(3)	(8)	—
Tarrytown Acquisition Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	3,128	3,115	3,097	0.39
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	671	(2)	(7)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	566	(3)	(6)	—
TIDI Legacy Products, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2029	197	197	197	0.02
							31,048	30,909	3.89
Healthcare Providers and Services
123Dentist Inc.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.00%	7.28%	8/10/2029	CAD 10,034	7,124	7,192	0.91
AB Centers Acquisition Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	7,226	7,196	7,207	0.91
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	7/2/2031	451	219	221	0.03
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	7/2/2031	428	(2)	(1)	—
ACI Group Holdings, Inc.	(8)(14)(17)	First Lien Term Loan	S + 6.00%	9.77% (Incl. 3.25% PIK)	8/2/2028	207	206	143	0.02
Arrow Management Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	7/26/2032	2,192	2,182	2,170	0.27
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/26/2032	785	68	63	0.01
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	7/26/2032	262	88	86	0.01
Azalea TopCo, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.66%	4/30/2031	1,489	1,490	1,488	0.19
Cardiology Management Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	1/31/2029	197	197	197	0.03
Community Medical Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.44%	12/15/2028	98	97	98	0.01
Crown Laundry, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	5/28/2031	2,661	2,650	2,641	0.33
Crown Laundry, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	5/28/2031	434	143	141	0.02
Crown Laundry, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	5/28/2031	507	(3)	(4)	—
CVR Management, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/4/2027	111	—	—	—
CVR Management, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/4/2027	197	197	197	0.03
DCA Investment Holding LLC	(8)(14)(17)	First Lien Term Loan	S + 8.41%	12.08%	4/3/2028	197	194	172	0.02
Docs, MSO, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.77%	6/1/2028	47	47	47	0.01
ENT MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.02%	12/31/2028	158	158	157	0.02
EPFS Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	7/31/2031	6,839	6,813	6,702	0.84
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/31/2031	213	(1)	(4)	—
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	7/31/2031	686	38	27	—
Eyesouth Eye Care Holdco, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.26%	10/5/2029	2,107	2,107	2,086	0.26
Eyesouth Eye Care Holdco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.26%	10/5/2029	4,273	4,236	4,230	0.53
Golden State Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	197	197	197	0.02
GTCR BC Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	11/19/2032	5,268	5,232	5,202	0.65
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/19/2032	1,129	(4)	(14)	—
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	11/19/2031	602	(5)	(8)	—
ImageFirst Holdings, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.67%	3/12/2030	2,800	—	(24)	—
IvyRehab Intermediate II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.77%	4/23/2029	197	197	197	0.02
JKC Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	2/13/2032	375	374	375	0.05

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/13/2032	$130	$129	$130	0.02%
JKC Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/13/2032	702	(2)	—	—
JKC Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	2/13/2032	87	45	45	0.01
MRO Corporation	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	6/9/2032	9,092	9,030	9,092	1.14
MRO Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/9/2032	795	(5)	—	—
MRO Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	6/9/2032	795	(3)	—	—
OB Hospitalist Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.01%	9/27/2027	197	197	197	0.02
OIS Management Services, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/16/2028	3,783	3,731	3,735	0.47
OIS Management Services, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/16/2028	3,111	3,069	3,072	0.39
ONS MSO, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	7/7/2028	211	209	198	0.03
ONS MSO, LLC	(7)(12)(13)	First Lien Revolver	S + 6.25%	9.92%	7/7/2028	24	20	19	—
Onsite Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.27%	12/28/2027	197	197	195	0.02
Orsini Pharmaceutical Services, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	5/22/2031	3,326	3,312	3,326	0.42
Orsini Pharmaceutical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	5/22/2030	226	(1)	—	—
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2031	2,952	2,947	2,944	0.37
Valeris, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	9/19/2031	1,465	(6)	(7)	—
Phynet Dermatology LLC	(8)(13)	First Lien Term Loan	S + 6.50%	10.17% (Incl. 1.00% PIK)	10/20/2029	205	205	198	0.02
Premise Health Holding Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/8/2032	9,014	9,000	8,969	1.13
Premise Health Holding Corp.	(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/8/2032	1,434	1,427	1,427	0.18
Premise Health Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/8/2032	1,270	754	755	0.10
Premise Health Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	11/6/2031	1,008	(1)	(5)	—
RxSense Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	3/12/2027	4,067	4,067	4,067	0.51
RxSense Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	3/12/2027	619	—	—	—
SCHP Purchaser, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	3,140	3,125	3,100	0.39
SCHP Purchaser, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	523	(2)	(7)	—
Smile Doctors LLC	(8)(14)	First Lien Term Loan	S + 5.90%	9.69%	12/23/2028	98	98	98	0.01
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	1/30/2032	4,782	4,775	4,782	0.60
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/30/2032	704	(1)	—	—
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	1/30/2032	704	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	11/1/2028	197	197	197	0.02
Specialtycare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	12/18/2029	6,139	6,109	6,124	0.77
Specialtycare, Inc.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/18/2029	1,352	346	348	0.04
Specialtycare, Inc.	(7)(12)(16)	First Lien Revolver	S + 3.75%	7.42%	12/18/2029	204	—	—	—
TurningPoint Healthcare Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.51%	7/14/2027	197	196	197	0.02
United Digestive MSO Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	3/30/2029	197	197	196	0.02
USHV Management, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/8/2032	3,938	3,923	3,918	0.49
USHV Management, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/8/2032	373	(2)	(2)	—
USHV Management, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	9/8/2031	549	129	129	0.02
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	9/19/2031	8,828	8,789	8,784	1.10
WCG Intermediate Corp.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	2/25/2032	1,678	1,678	1,641	0.21
							109,320	109,052	13.71

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	8/19/2027	$197	$196	$196	0.02%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 7,438	5,329	5,398	0.68
Movati Athletic (Group) Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 918	(6)	7	—
Southpaw Ap Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.32%	3/2/2028	2,762	2,759	2,748	0.35
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	3/2/2028	623	565	564	0.07
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.32%	3/2/2028	252	57	56	0.01
							8,900	8,969	1.13
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	10/1/2027	200	200	200	0.03
							200	200	0.03
Household Products
TPC US Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.57%	4/20/2026	197	197	194	0.02
Wu Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	4/19/2032	10,213	10,191	10,136	1.27
Wu Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/19/2032	2,497	(3)	(19)	—
Wu Holdco, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.42%	4/19/2032	777	165	161	0.02
							10,550	10,472	1.31
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	E + 4.75%	6.83%	8/6/2032	EUR 617	716	711	0.09
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	9,199	9,199	9,084	1.14
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	10/26/2027	3,424	(4)	(43)	(0.01)
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	10/26/2027	1,179	—	(15)	—
							9,911	9,737	1.22
Insurance
Acrisure, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.66%	11/6/2030	1,990	1,992	1,932	0.24
Allied Benefits Systems Intermediate LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	10/31/2030	3,955	3,955	3,935	0.49
AMBA Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.02%	7/30/2027	3,559	3,546	3,550	0.45
AMBA Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.02%	7/30/2027	853	850	851	0.11
AMBA Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.02%	7/30/2027	223	(1)	(1)	—
Amerilife Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	8/31/2029	3,291	3,286	3,283	0.41
Amerilife Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	8/31/2029	13,259	11,586	11,582	1.46
Amerilife Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	8/31/2028	556	91	91	0.01
Amynta Agency Borrower Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	12/29/2031	1,495	1,492	1,476	0.19
AQ Sunshine, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2031	197	196	197	0.02
Ardonagh Midco 3 Limited	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.44%	2/15/2031	3,953	3,953	3,866	0.49
Bellwether Buyer, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	4,182	4,175	4,151	0.52
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	2,178	(2)	(16)	—
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	871	224	220	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Broadstreet Partners, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	6/13/2031	$1,984	$1,989	$1,939	0.24%
Foundation Risk Partners, Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/29/2030	4,287	2,984	2,978	0.37
Galway Borrower LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	9/29/2028	4,482	4,467	4,459	0.56
Galway Borrower LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/29/2028	285	284	284	0.04
Galway Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/29/2028	823	(1)	(4)	—
Galway Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	9/29/2028	429	162	161	0.02
Higginbotham Insurance Agency, Inc	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	6,681	6,681	6,614	0.83
Higginbotham Insurance Agency, Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	1,077	(1)	(11)	—
Imagine 360 LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	9/30/2028	1,382	1,378	1,361	0.17
Imagine 360 LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/30/2028	767	(2)	(12)	—
Imagine 360 LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	9/30/2028	327	(2)	(5)	—
Integrity Marketing Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	8/25/2028	7,564	7,545	7,508	0.94
Iris Specialty Acquisition LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	11/20/2032	7,326	7,310	7,271	0.91
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/20/2032	1,235	(1)	(9)	—
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	11/20/2032	1,087	244	239	0.03
Mclarens Midco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.57%	12/19/2027	2,557	2,557	2,550	0.32
Mclarens Midco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.57%	12/19/2027	660	659	659	0.08
Mclarens Midco Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.57%	12/19/2027	893	893	891	0.11
Mclarens Midco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.57%	12/19/2027	1,370	(3)	(3)	—
Mclarens Midco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.57%	12/19/2027	287	—	(1)	—
Oakbridge Insurance Agency, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	11/1/2029	197	197	196	0.02
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/1/2029	2,319	(5)	(17)	—
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	11/1/2029	2,575	2,045	2,059	0.26
OneDigital Borrower LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	2,481	2,481	2,405	0.30
Pareto Health Intermediate Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.69%	6/1/2030	3,378	3,368	3,361	0.42
Pareto Health Intermediate Holdings, Inc.	(12)(13)	First Lien Term Loan	S + 5.00%	8.67%	6/1/2030	1,844	1,835	1,835	0.23
Pareto Health Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.44%	6/1/2029	156	(1)	(1)	—
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.82%	10/16/2028	7,954	7,927	7,914	0.99
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.82%	10/16/2028	1,391	1,387	1,384	0.17
Patriot Growth Insurance Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.77%	10/16/2028	534	(2)	(3)	—
Riser Interco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2029	583	583	575	0.07
Riser Interco, LLC	(8)(14)	First Lien Term Loan	SON + 4.75%	8.49%	10/31/2029	GBP 981	1,298	1,278	0.16
Riser Interco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2029	1,493	(2)	(22)	—
Riser Interco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	10/31/2029	520	100	92	0.01
Simplicity Financial Marketing Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/31/2031	6,701	6,675	6,601	0.83
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/31/2031	1,798	1,506	1,487	0.19
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/31/2031	903	(5)	(14)	—
THG Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	10/31/2031	2,932	2,932	2,917	0.37
THG Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	10/31/2031	659	251	249	0.03
THG Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	10/31/2031	330	81	79	0.01
Trucordia Insurance Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.91%	6/17/2032	269	269	249	0.03
World Insurance Associates, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	4/3/2030	4,042	4,041	4,002	0.50
World Insurance Associates, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	4/3/2030	2,858	1,737	1,715	0.22
World Insurance Associates, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	4/3/2030	209	(1)	(2)	—
							111,183	110,325	13.85

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(12)(14)	First Lien Term Loan	S + 6.25%	9.92%	6/30/2028	$200	$200	$197	0.02%
Cardinal Parent, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.50%	8.32%	11/12/2027	197	189	184	0.02
DT1 Midco Corp	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.66%	12/30/2031	7,662	7,640	7,547	0.95
DT1 Midco Corp	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	12/30/2031	756	753	745	0.09
DT1 Midco Corp	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	12/30/2031	2,540	11	(20)	—
DT1 Midco Corp	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.66%	12/30/2030	1,183	(3)	(18)	—
Govdelivery Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.17% (Incl. 2.00% PIK)	1/17/2031	203	202	203	0.03
Marco Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.91%	11/24/2026	200	200	200	0.03
Medallia, Inc.	(8)(14)(17)	First Lien Term Loan	S + 6.00%	9.79%	10/29/2028	105	99	76	0.01
Noble Midco 3 Limited	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2031	5,056	5,056	4,980	0.63
Noble Midco 3 Limited	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/10/2031	824	—	(12)	—
Noble Midco 3 Limited	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/10/2030	1,120	252	235	0.03
PDI TA Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 6.00%	9.67% (Incl. 2.50% PIK)	2/3/2031	205	205	197	0.02
Ridge Trail US Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	9/30/2031	8,577	8,529	8,470	1.06
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/30/2031	2,995	83	64	0.01
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/31/2031	998	263	257	0.03
Safety Borrower Holdings LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	5,765	5,760	5,678	0.71
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/19/2032	888	(1)	(13)	—
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	765	43	32	—
Saturn Borrower Inc	(8)(13)	First Lien Term Loan	S + 6.00%	9.67%	11/13/2028	3,871	3,852	3,803	0.48
Saturn Borrower Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	11/13/2028	1,422	(4)	(25)	—
Saturn Borrower Inc	(7)(12)(13)	First Lien Revolver	S + 6.00%	9.67%	11/13/2028	640	162	155	0.02
Spirit RR Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.27%	9/13/2028	3,211	3,207	3,195	0.40
Spirit RR Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.27%	9/13/2028	462	461	459	0.06
Spirit RR Holdings, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.27%	9/13/2028	265	265	264	0.03
Spirit RR Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.27%	9/13/2028	272	—	(1)	—
Storable, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.42%	4/16/2029	100	—	(2)	—
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.51%	2/19/2030	1,987	1,983	1,987	0.25
Trunk Acquisition, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	1,828	1,548	1,553	0.20
VS Buyer, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.50%	6.17%	10/11/2030	100	—	(1)	—
Welocalize, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.79%	5/31/2027	197	197	192	0.02
							41,152	40,581	5.10

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	$6,066	$6,066	$6,021	0.76%
Kwol Acquisition, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	9,539	9,466	9,468	1.19
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	1,734	(4)	(13)	—
LSCS Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	3/4/2032	1,485	1,478	1,401	0.18
Sotera Health Holdings, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	5/30/2031	1,782	1,782	1,786	0.22
							18,788	18,663	2.35
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.76%	3/25/2031	1,970	1,980	1,972	0.25
Dynatect Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.27%	9/29/2028	189	189	189	0.02
Flow Control Solutions, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/29/2029	5,230	5,178	5,204	0.65
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	3/29/2029	936	(5)	(5)	—
Merlin Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.42%	12/14/2026	1,450	(7)	—	—
Process Equipment, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.19%	3/6/2028	196	196	196	0.02
Process Insights Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.15%	9.82% (Incl. 4.50% PIK)	7/18/2029	197	197	178	0.02
RFI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.27%	8/5/2030	3,460	3,444	3,442	0.43
RFI Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/5/2030	2,601	960	955	0.12
RFI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.27%	8/5/2030	600	33	33	—
Victory Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.66%	2/13/2031	100	—	—	—
							12,165	12,164	1.51

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
MH Sub I, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.25%	7.91%	12/31/2031	$2,469	$2,448	$1,657	0.21%
Planet US Buyer LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	2/7/2031	2,370	2,375	2,374	0.30
Red Ventures, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	3/4/2030	942	941	836	0.11
							5,764	4,867	0.62
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(8)(16)	First Lien Term Loan	S + 2.25%	5.92%	8/20/2031	2,594	2,594	2,596	0.33
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	5,091	5,084	5,053	0.64
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/24/2028	436	435	432	0.05
Valicor PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	1/24/2028	710	340	337	0.04
							8,453	8,418	1.06
Personal Care Products
Apothecary Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.69%	7/27/2027	188	188	186	0.02
Swanson Health Products, Incorporated	(8)(13)	First Lien Term Loan	S + 5.75%	9.68%	6/30/2027	182	182	181	0.02
							370	367	0.04
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	8/1/2032	1,502	1,503	1,509	0.19
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	9/30/2030	2,986	2,986	2,948	0.37
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	E + 5.00%	7.08%	9/30/2030	EUR 2,687	2,937	3,066	0.39
Bamboo US BidCo LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/30/2030	1,885	1,875	1,861	0.23
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	10/1/2029	826	—	(10)	—
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.94%	12/22/2031	4,649	4,631	4,626	0.58
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.94%	12/22/2031	4,217	1,762	1,749	0.22
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.94%	12/22/2031	894	(4)	(4)	—
Exactcare Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.17%	11/5/2029	197	197	197	0.02
NH Kronos Parent, Inc.	(12)(15)	First Lien Term Loan	S + 4.50%	8.17%	1/31/2033	12,693	12,665	12,534	1.58
NH Kronos Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	1/31/2033	1,261	249	236	0.03
NH Kronos Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/31/2033	841	(1)	(11)	—
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	3/29/2032	11,611	11,578	11,611	1.46
Puma Buyer, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.92%	3/29/2032	2,005	(7)	—	—
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	4/4/2030	2,474	2,465	2,467	0.31
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	4/4/2030	3,825	3,825	3,825	0.48
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	4/4/2030	7,515	7,478	7,477	0.94
TerSera Therapeutics LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.42%	4/4/2030	261	(1)	—	—
							54,138	54,081	6.80

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.92%	8/13/2032	$1,305	$1,299	$1,292	0.16%
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/13/2032	393	(1)	(4)	—
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	8/13/2032	255	(1)	(3)	—
Analytic Partners, LP	(12)(14)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	956	953	946	0.12
Analytic Partners, LP	(8)(14)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	3,863	3,859	3,825	0.48
Analytic Partners, LP	(7)(12)(16)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	502	(2)	(5)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	11/18/2031	2,846	2,835	2,846	0.36
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	11/18/2031	1,455	468	472	0.06
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.92%	11/18/2031	667	439	442	0.06
Clinical Education Alliance, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.82%	12/21/2026	99	98	98	0.01
Crisis Prevention Institute, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 4.75%	8.42%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/9/2028	2,817	2,817	2,775	0.35
Disa Holdings Corp.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/9/2028	549	549	540	0.07
Disa Holdings Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/9/2028	568	568	560	0.07
DTI Holdco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.66%	4/26/2029	729	630	632	0.08
Foreigner Bidco Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.29%	4/19/2028	200	200	190	0.02
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	3,560	3,562	3,332	0.42
HSI Halo Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	6/30/2031	7,727	7,714	7,592	0.95
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/30/2031	1,392	691	669	0.08
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	6/28/2030	932	(2)	(16)	—
IG Investments Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/22/2028	2,576	2,576	2,576	0.32
IG Investments Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	9/22/2028	293	—	—	—
Iris Buyer LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	10/2/2030	197	195	196	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Keng Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	8/1/2029	$197	$195	$196	0.02%
Marina Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	7/1/2030	2,120	2,103	2,067	0.26
Marina Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	7/1/2030	307	59	54	0.01
MHE Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.82%	7/21/2027	200	200	199	0.03
Monarch Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	6/2/2032	4,898	4,876	4,849	0.61
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/2/2032	2,050	148	133	0.02
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.16%	6/2/2032	923	139	134	0.02
OMNIA Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	12/31/2032	3,117	3,123	3,119	0.39
Propio LS, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	7,245	7,213	6,974	0.88
Propio LS, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	5/10/2030	200	87	80	0.01
Rimkus Consulting Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	4/1/2031	8,849	8,849	8,584	1.08
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/1/2031	609	534	516	0.06
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	4/1/2030	1,201	300	264	0.03
Ruppert Landscape, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/3/2029	4,575	4,568	4,552	0.57
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/3/2029	6,401	3,858	3,884	0.49
Ruppert Landscape, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/3/2029	602	602	599	0.08
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/3/2029	865	105	104	0.01
Sedgwick Claims Management Services, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	2,464	2,468	2,423	0.30
Skopima Consilio Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.41%	5/12/2028	3,320	3,326	2,614	0.33
USRP Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	8,565	8,537	8,565	1.08
USRP Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	2,763	1,211	1,220	0.15
USRP Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	900	(3)	—	—
Vaco Holdings, LLC	(5)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	1/21/2027	100	—	(34)	—
Vensure Employer Services, Inc.	(8)(12)(15)	First Lien Term Loan	S + 5.00%	8.67%	9/27/2031	2,452	2,445	2,415	0.30
VT Topco, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	990	988	963	0.12
YA Intermediate Holdings II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.69%	10/1/2031	5,351	5,330	5,351	0.67
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/1/2031	2,254	408	414	0.05
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.69%	10/1/2031	1,084	317	322	0.04
							91,433	89,516	11.24
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	9/15/2028	10,109	10,087	10,008	1.26
Sako and Partners Lower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	9/15/2028	1,091	(3)	(11)	—
							10,084	9,997	1.26

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Adelaide Borrower, LLC	(12)(14)	First Lien Term Loan	S + 6.25%	9.92%	5/8/2030	$203	$201	$199	0.03%
Ahead DB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.17%	2/1/2031	1,978	1,978	1,952	0.25
Alta Buyer, LLC	(12)(13)	First Lien Term Loan	S + 4.50%	8.17%	2/18/2033	7,717	7,689	7,698	0.97
Alta Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	2/18/2033	837	(3)	(2)	—
AQA Acquisition Holding, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.92%	3/3/2028	100	—	(16)	—
Articulate Global, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.91%	10/25/2032	13,223	13,194	13,057	1.64
Articulate Global, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.91%	10/25/2032	1,326	(3)	(17)	—
Artifact Bidco, Inc.	(8)(15)	First Lien Term Loan	S + 4.15%	7.82%	7/28/2031	3,354	3,335	3,287	0.41
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.15%	7.82%	7/28/2031	821	(5)	(16)	—
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.15%	7.82%	7/26/2030	587	(3)	(12)	—
Banker's Toolbox, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	7/27/2029	3,438	3,438	3,412	0.43
Banker's Toolbox, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/27/2029	1,085	(4)	(8)	—
Bluecat Networks (USA) Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.50%	9.17%	8/8/2028	1,468	1,461	1,442	0.18
Boxer Parent Company Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	7/30/2031	3,953	3,955	3,675	0.46
Camelot U.S. Acquisition LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	4,260	4,268	3,702	0.47
Catalis Intermediate, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.32%	8/4/2027	98	97	98	0.01
Central Parent LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	7/6/2029	3,092	3,078	2,215	0.28
Cloud Software Group, Inc.	(5)(6)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.92%	9/28/2029	100	—	(2)	—
Concord Global Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	12/29/2031	3,946	3,930	3,906	0.49
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/29/2031	1,715	613	600	0.08
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	12/29/2031	686	(3)	(7)	—
ConnectWise, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.43%	9/29/2028	2,237	2,243	2,071	0.26
Conservice Midco, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	2/25/2033	7,578	7,561	7,540	0.95
Conservice Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	2/25/2033	1,032	(3)	(5)	—
Digital.AI Software Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	9.67%	8/10/2028	98	98	95	0.01
DS Admiral Bidco, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.42%	6/26/2029	100	—	(6)	—
DT Intermediate Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67% (Incl. 2.25% PIK)	2/22/2030	3,424	3,412	3,339	0.42
DT Intermediate Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67% (Incl. 2.25% PIK)	2/22/2030	1,658	(6)	(41)	(0.01)
Eagan Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	9/8/2032	5,765	5,754	5,679	0.71
Eagan Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/8/2032	1,441	(2)	(22)	—
Eagan Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	9/8/2032	769	(2)	(12)	—
Eclipse Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.16%	9/8/2031	7,862	7,835	7,705	0.97
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	9/8/2031	1,333	(5)	(27)	—
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.41%	9/8/2031	676	(3)	(14)	—
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	9.92%	8/29/2029	199	200	193	0.02
Edition Holdings, Inc.	(12)(14)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	11,578	11,559	11,404	1.43
Edition Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	2,417	(3)	(36)	—
Edition Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	1,005	(2)	(15)	—
Emburse, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	7.92%	5/28/2032	7,368	7,352	7,258	0.91
Emburse, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	5/28/2032	1,316	(1)	(20)	—
Emburse, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.92%	5/28/2032	1,316	(3)	(20)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Empyrean Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/26/2031	$1,382	$1,377	$1,362	0.17%
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/26/2031	553	(1)	(8)	—
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/26/2031	207	(1)	(3)	—
ESG Investments, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	3/11/2029	4,511	4,502	4,499	0.57
Fourth Enterprises, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	10,665	10,623	10,452	1.31
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	2,079	(9)	(42)	(0.01)
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	959	(5)	(19)	—
Genesys Cloud Services Holdings I, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	3,112	3,098	2,983	0.37
GS Acquisitionco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	5/25/2028	74	74	73	0.01
Higher Logic, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	1/10/2029	4,510	4,495	4,511	0.57
Higher Logic, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	1/10/2029	380	(2)	—	—
Hyphen Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	2,701	2,695	2,680	0.34
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	8/6/2032	501	(1)	(4)	—
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	8/6/2032	301	(1)	(2)	—
Inhabitiq Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	1/12/2032	2,492	2,488	2,473	0.31
Inhabitiq Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/12/2032	697	(1)	(5)	—
Inhabitiq Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	1/12/2032	436	(1)	(3)	—
Innovative Systems L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/20/2032	3,391	3,376	3,332	0.42
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/20/2032	1,453	286	265	0.03
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	8/20/2032	484	(2)	(8)	—
Kaseya Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.92%	3/20/2030	761	(4)	(51)	(0.01)
Kipu Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	1/27/2028	197	197	195	0.02
KPA Parent Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	7,112	7,080	7,041	0.89
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	1,016	(2)	(10)	—
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	711	(4)	(7)	—
Litera Bidco LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	5/1/2028	197	197	196	0.02
Majesco, LLC	(12)(15)	First Lien Term Loan	S + 4.50%	8.17%	1/7/2033	11,807	11,799	11,601	1.46
Majesco, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	1/7/2033	1,027	(1)	(18)	—
Mastery Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	9/7/2029	197	197	194	0.02
Maverick Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/2/2031	21,502	21,455	21,180	2.66
Maverick Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/2/2031	1,075	(1)	(16)	—
Maverick Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/2/2031	860	(2)	(13)	—
McAfee Corp.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	3/1/2029	3,703	3,707	3,319	0.42
ML Holdco, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	10/25/2032	7,249	7,235	7,195	0.90
ML Holdco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/25/2032	1,886	(2)	(14)	—
Monotype Imaging Holdings Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	2/28/2031	1,214	1,216	1,211	0.15
Monotype Imaging Holdings Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	2/28/2031	26	26	26	—
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	2/28/2030	154	—	—	—
Montana Buyer Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	7/22/2029	2,630	2,626	2,584	0.32
Montana Buyer Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	7/22/2028	307	—	(5)	—
MRI Software LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	2/10/2028	6,892	6,879	6,892	0.87
MRI Software LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/10/2028	1,283	1,274	1,283	0.16
MRI Software LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/10/2028	441	170	170	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
MRI Software LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	2/10/2028	$324	$78	$81	0.01%
Nasuni Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/10/2030	6,250	6,214	6,156	0.77
Nasuni Corporation	(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/10/2030	1,953	1,945	1,924	0.24
Nasuni Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	9/10/2030	1,302	(8)	(20)	—
Navex Global Holdings Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	10/14/2032	10,417	10,410	10,261	1.29
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/14/2032	2,539	(3)	(38)	—
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.66%	10/14/2031	1,922	—	(29)	—
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	C + 4.50%	6.78%	5/3/2029	CAD 1,544	1,115	1,090	0.14
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	4,374	4,372	4,297	0.54
North Star Acquisitionco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	275	275	270	0.03
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	780	469	457	0.06
Oeconnection LLC	(3)(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	12,568	12,547	12,411	1.56
Oeconnection LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	1,628	(3)	(20)	—
Oeconnection LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	6,491	(5)	(81)	(0.01)
OLO Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	9/13/2032	8,831	8,811	8,698	1.09
OLO Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	9/13/2032	799	(2)	(12)	—
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	1/27/2032	6,316	6,291	6,300	0.79
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	1/27/2032	2,007	2,004	1,992	0.25
Onit, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/27/2032	2,786	(6)	(7)	—
Onit, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	1/27/2032	929	(5)	(2)	—
Pegasus Transtech Holding, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	196	196	191	0.02
Perforce Software, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.41%	3/21/2031	2,010	2,011	1,395	0.18
Prism Parent Co. Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	9/19/2028	5,495	5,422	5,398	0.68
Prism Parent Co. Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	9/19/2028	1,413	545	539	0.07
Proofpoint, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	8/31/2028	987	987	957	0.12
Renaissance Holding Corp	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	1,784	1,784	1,283	0.16
Routeware, Inc.	(12)(13)	First Lien Term Loan	S + 5.25%	8.92%	9/18/2031	3,182	3,170	3,150	0.40
Routeware, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	9/18/2031	1,477	339	332	0.04
Routeware, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	9/18/2031	341	67	65	0.01
Spartan Bidco PTY LTD	(6)(12)(14)	First Lien Term Loan	S + 6.50%	10.32%	1/24/2028	4,841	4,825	4,841	0.61
Spartan Bidco PTY LTD	(6)(7)(12)(14)	First Lien Revolver	S + 6.50%	10.32%	1/24/2028	385	128	132	0.02
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.07%	6/30/2028	197	198	198	0.02
Trimech Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	3/10/2028	5,415	5,397	5,354	0.67
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/10/2028	1,370	(2)	(14)	—
Trimech Acquisition Corp.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/10/2028	2,455	2,437	2,431	0.31
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	3/10/2028	1,550	(9)	(16)	—
UKG Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	2/10/2031	1,762	1,762	1,686	0.21
Ungerboeck Systems International, LLC	(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	4/30/2029	6,999	6,970	6,842	0.86
Validity, Inc.	(8)(15)	First Lien Term Loan	S + 5.25%	8.92%	4/12/2032	1,823	1,790	1,768	0.22
Validity, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.42%	4/10/2030	392	—	(12)	—
Vamos Bidco, Inc	(8)(15)	First Lien Term Loan	S + 4.75%	8.42%	1/30/2032	2,633	2,622	2,567	0.32
Vamos Bidco, Inc	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/30/2032	1,105	(2)	(28)	—
Vamos Bidco, Inc	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.42%	1/30/2032	332	(2)	(8)	—
WatchGuard Technologies, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2029	197	196	181	0.02
							285,562	278,678	35.06

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	3/17/2032	$6,137	$6,124	$6,076	0.76%
SCW Holdings III Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/17/2032	2,143	(4)	(21)	—
SCW Holdings III Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	3/17/2031	872	(3)	(9)	—
Shock Doctor Intermediate, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.17%	11/20/2029	188	188	188	0.02
							6,305	6,234	0.78
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.42%	4/2/2029	197	197	189	0.02
Ubeo, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	7/3/2028	197	197	197	0.02
Ubeo, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/3/2028	1,778	686	694	0.09
Victors Purchaser, LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	9,621	9,621	9,548	1.20
Victors Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	2,447	2,444	2,428	0.31
Victors Purchaser, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	1,909	—	(14)	—
Victors Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	1,617	(3)	(12)	—
							13,142	13,030	1.64
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 1.25%	4.91%	5/22/2030	420	70	70	0.01
Team Acquisition Corporation	(7)(12)(13)(17)	First Lien Revolver	S + 7.00%	10.67%	11/21/2028	100	92	67	0.01
Varsity Brands, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	8/26/2031	3,968	3,979	3,956	0.50
							4,141	4,093	0.52
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	197	197	197	0.02
Painters Supply and Equipment Co.	(8)(13)	First Lien Term Loan	S + 5.50%	9.27%	8/10/2027	197	196	192	0.02
Surfaceprep Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.69%	2/4/2030	1,887	1,887	1,878	0.24
SurfacePrep Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	2/4/2030	3,022	2,279	2,270	0.29
Surfaceprep Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	2/4/2030	358	358	357	0.04
Surfaceprep Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.69%	2/4/2030	362	45	44	0.01
							4,962	4,938	0.62
Transportation Infrastructure
Psc Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	4/3/2031	1,609	1,609	1,609	0.20
Psc Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	4/3/2031	386	385	386	0.05
Psc Parent, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/3/2031	268	268	268	0.03
Psc Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	4/3/2030	292	165	165	0.02
VRS Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.50%	7.16%	10/12/2032	850	847	850	0.11
VRS Buyer, Inc.	(5)(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 3.50%	7.16%	10/12/2032	87	—	—	—
							3,274	3,278	0.41

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 8.93% PIK)	4/12/2027	$248	$248	$244	0.03%
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 8.97% PIK)	4/12/2027	226	226	225	0.03
Alert Media, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	4/12/2027	109	—	(2)	—
CCI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	5/13/2032	9,876	9,831	9,827	1.24
CCI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	5/13/2032	580	—	(3)	—
							10,305	10,291	1.30
Total Secured Debt Investments							1,674,082	1,654,411	207.92

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(12)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	$859	$852	$853	0.11%
							852	853	0.11
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(12)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	3,104	3,033	2,995	0.38
							3,033	2,995	0.38
Software
OEC Holdco, LLC	(12)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	5,000	4,906	4,838	0.61
							4,906	4,838	0.61
Total Unsecured Debt Investments							8,791	8,686	1.10

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	$628	$516	0.06%
							628	516	0.06
Capital Markets
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	154	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	—	—	146	151	153	0.02
							302	307	0.04
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	317	0.04
Buckman Laboratories	(9)	LP Units	—	—	—	372	373	372	0.05
							618	689	0.09
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	LP Units	—	—	—	1	1,050	1,210	0.15
REP Summit Coinvest IV, L.P.	(9)(12)	LP Units	—	—	—	323	324	323	0.04
							1,374	1,533	0.19
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	LP Units	—	—	—	1	726	784	0.10
Proampac PG Parent LLC	(3)(9)(12)	Preferred	N/A	13.50% PIK	—	—	244	250	0.03
TCB Holdings I LLC	(9)(12)	Preferred	N/A	14.00% PIK	—	5	5,575	5,455	0.69
							6,545	6,489	0.82

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(9)	Common	—	—	—	—	$172	$172	0.02%
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,476	0.19
							1,473	1,648	0.21
Electronic Equipment, Instruments and Components
NSI Parent LP	(9)	LP Units	—	—	—	52	52	51	0.01
							52	51	0.01
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	—	—	259	288	298	0.04
TA Investors Thunderbolt, L.P.	(7)(9)	LP Units	—	—	—	417	349	349	0.04
							637	647	0.08
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	365	0.05
F&M Buyer LLC	(9)	Common	—	—	—	365	365	392	0.05
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	235	0.03
Goldeneye Parent, LLC	(3)(9)	Preferred	—	—	—	—	417	417	0.05
Goldeneye Parent, LLC	(9)	LP Units	—	—	—	20	—	93	0.01
Novacap TMT VI Co-Investment (Invita) LP	(7)(9)	LP Units	—	—	—	229	202	171	0.02
Unlimited Technology Holdings, LLC	(9)	LP Units	—	—	—	552	552	699	0.09
							2,253	2,372	0.30
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(9)	LP Units	—	—	—	423	381	381	0.05
							381	381	0.05
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Common	—	—	—	—	279	276	0.03
ACG Parent Holdings, LP	(9)	Preferred	—	—	—	3	3	34	—
Cyan Investors LP	(7)(9)	LP Units	—	—	—	610	535	487	0.06
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	174	0.02
MRO Corporation	(3)(9)	Common	—	—	—	—	239	280	0.04
SCHP Holdings, L.P.	(9)	LP Units	—	—	—	3	331	320	0.04
							1,543	1,571	0.19
Insurance
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,182	0.15
							1,235	1,182	0.15
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	LP Units	—	—	—	1,369	1,369	1,036	0.13
							1,369	1,036	0.13
Professional Services
Monarch Buyer, Inc.	(9)	LP Units	—	—	—	1,376	1,395	1,475	0.19
							1,395	1,475	0.19

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
CB ML Co-Invest, L.P.	(9)	LP Units	—	—	—	1,031	$1,035	$979	0.12%
Noble Aggregator LP	(9)	Common	—	—	—	1	1,506	1,003	0.13
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1	1,121	965	0.12
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1,000	—	—	—
							3,662	2,947	0.37
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	—	500	765	0.10
							500	765	0.10
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	275	0.03
							162	275	0.03
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	364	0.05
							286	364	0.05
Total Equity Investments							24,415	24,248	3.06
Total Investments - non-controlled/non-affiliated							1,707,288	1,687,345	212.08

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						$43,021	$43,021	5.41%
Total Short-term Investments							43,021	43,021	5.41
Total Investments at fair value							$1,750,309	$1,730,366	217.49%
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on March 31, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 5.56% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded investment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded investment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied. See the following page and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
8.
Position or portion thereof is pledged as collateral under the Morgan Stanley Facility.
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $24,248 or 3.05% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
Buckman Laboratories	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	LP Units	October 24, 2025
Clarity Technologies Holdings, LP	Common	September 25, 2025
Cyan Investors LP	LP Units	November 19, 2025
DeLorean Topco, L.P.	Common	December 16, 2024
EPFS Acquisition Holdings, LP	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Iris Specialty Acquisition LLC	Common	November 20, 2025
KPCI Co-Invest 2, LP	LP Units	September 26, 2025
Lal Group Holdings, LLC	Common	August 6, 2025
Lal Group Holdings, LLC	Preferred	August 6, 2025
Low Voltage Holdings Inc.	LP Units	April 28, 2025
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
NSI Parent LP	LP Units	December 23, 2024
OMERS Apollo Investment Holdings, LLC	LP Units	December 30, 2024
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
SCHP Holdings, L.P.	LP Units	October 24, 2025
Scorpion Holdings, LLC	LP Units	December 27, 2024
Scorpion Holdings, LLC	LP Units	December 27, 2024
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk Holdings, LP	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
TCB Holdings I LLC	Preferred	January 31, 2025
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
VRS Parent Holdings LP	Common	July 18, 2025

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $43,021 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of March 31, 2026.
12.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
13.
Loan includes interest floor of 1.00%.
14.
Loan includes interest floor of 0.75%.
15.
Loan includes interest floor of 0.50%.
16.
Loan includes interest floor of 0.00%.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

17.
Loan is on non-accrual status.

As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$1,589	$(4)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	229	(1)
AB Centers Acquisition Corporation	Revolver	7/2/2031	428	(1)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	393	(4)
ABC Legal Holdings, LLC	Revolver	8/13/2032	255	(3)
Alert Media, Inc.	Revolver	4/12/2027	109	(2)
Alta Buyer, LLC	Revolver	2/18/2033	837	(2)
AMBA Buyer, Inc.	Revolver	7/30/2027	223	(1)
American Residential Services LLC	Revolver	1/31/2030	805	(24)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(10)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	1,644	(4)
Amerilife Holdings LLC	Revolver	8/31/2028	463	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	2,655	(27)
Ampirical Solutions, LLC	Revolver	9/30/2032	708	(7)
Analytic Partners, LP	Revolver	4/4/2030	502	(5)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	3,105	(16)
Apex Service Partners, LLC	Revolver	10/24/2029	357	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	1,366	(7)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,092	(5)
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	(16)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	722	(4)
Arax MidCo, LLC	Revolver	3/24/2032	107	(1)
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	2,013	—
Ares Holdings, LLC	Revolver	11/18/2029	1,536	—
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	714	(7)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	173	(2)
Articulate Global, LLC	Revolver	10/25/2032	1,326	(17)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	(16)
Artifact Bidco, Inc.	Revolver	7/26/2030	587	(12)
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(6)
Ave Holdings III, Corp.	Revolver	2/25/2028	514	(42)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AWP Group Holdings, Inc.	Revolver	12/23/2030	$112	$(2)
Bamboo US BidCo LLC	Revolver	10/1/2029	826	(10)
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	1,085	(8)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,156	(11)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	92	—
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	2,178	(16)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	645	(5)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	76	(1)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	49	(1)
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	437	(47)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	1,594	(16)
Blades Buyer, Inc.	Revolver	3/28/2028	305	(3)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	2,447	(12)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	(4)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	1,931	(19)
Bulab Holdings, Inc.	Revolver	7/1/2032	1,862	(19)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	983	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	225	—
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	1,609	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	9,449	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	821	—
CFGI Holdings, LLC	Revolver	11/2/2029	270	(5)
CFs Brands, LLC	Revolver	10/2/2029	187	—
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	1,024	(31)
ClearCapital Holdings, LLC	Revolver	6/30/2032	410	(12)
Cloud Software Group, Inc.	Revolver	9/28/2029	100	(2)
Cold Chain Technologies, LLC	Revolver	7/2/2027	228	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	1,098	(11)
Concord Global Acquisition, LLC	Revolver	12/29/2031	686	(7)
Conservice Midco, LLC	Revolver	2/25/2033	1,032	(5)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/22/2028	741	(11)
Continental Buyer, Inc.	Revolver	4/2/2031	1,769	(27)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	413	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$1,530	$(8)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	(5)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	2,587	(6)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	1,564	(4)
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	290	(2)
Crown Laundry, LLC	Revolver	5/28/2031	507	(4)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	1,154	(12)
CRS Midco Holdings, LLC	Revolver	12/31/2032	692	(7)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	1,145	(3)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(2)
CVR Management, LLC	Delayed Draw Term Loan	1/4/2027	111	—
Cyan Investors LP	LP Units	N/A	75	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	339	1
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(8)
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(6)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,658	(41)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,522	(38)
DT1 Midco Corp	Revolver	12/30/2030	1,183	(18)
Dwyer Instruments, LLC	Revolver	7/20/2029	392	(6)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	1,441	(22)
Eagan Parent, Inc.	Revolver	9/8/2032	769	(12)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	(27)
Eclipse Buyer, Inc.	Revolver	9/8/2031	676	(14)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	9	—
Edgeco Buyer, Inc.	Revolver	6/1/2028	274	(1)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,417	(36)
Edition Holdings, Inc.	Revolver	12/20/2032	1,005	(15)
Edpo, LLC	Delayed Draw Term Loan	8/29/2027	828	(6)
Edpo, LLC	Revolver	12/8/2028	521	(4)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(20)
Emburse, Inc.	Revolver	5/28/2032	1,316	(20)
Empower Payments Investor, LLC	Delayed Draw Term Loan	2/22/2028	1,722	(13)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	(1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	(8)
Empyrean Solutions, LLC	Revolver	11/26/2031	207	(3)
Ensemble RCM, LLC	Revolver	2/10/2031	457	(3)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2026	64	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	213	(4)
EPFS Buyer, Inc.	Revolver	7/31/2031	645	(13)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	$395	$(4)
Essential Services Holding Corporation	Revolver	6/17/2030	148	(1)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	2,522	—
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	1,620	(16)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	1,056	(11)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	(12)
F&M Buyer LLC	Revolver	3/18/2032	522	(5)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	334	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	3,260	(24)
Flow Control Solutions, Inc.	Revolver	3/29/2029	936	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,288	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(42)
Fourth Enterprises, LLC	Revolver	3/21/2031	959	(19)
FR Vision Holdings Inc	Delayed Draw Term Loan	9/26/2027	1,927	(14)
FR Vision Holdings Inc	Revolver	1/22/2030	248	(2)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	2/22/2028	2,037	(10)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	108	(1)
Galway Borrower LLC	Delayed Draw Term Loan	2/7/2028	823	(4)
Galway Borrower LLC	Revolver	9/29/2028	266	(1)
Gloves Buyer, Inc.	Revolver	5/22/2030	350	—
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	(9)
GSV Holding, LLC	Revolver	10/18/2030	217	—
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	1,129	(14)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	602	(8)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	3,424	(43)
Harvey Tool Company, LLC	Revolver	10/26/2027	1,179	(15)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	2,643	(13)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	3,014	(23)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	843	(6)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(9)
Heights Buyer, LLC	Revolver	8/25/2028	568	—
Hercules Borrower LLC	Delayed Draw Term Loan	9/16/2026	2,092	(10)
Hercules Borrower LLC	Revolver	12/15/2028	589	(3)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	1,077	(11)
Higher Logic, LLC	Revolver	1/10/2029	380	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
HighTower Holding, LLC	Revolver	2/1/2030	$10	$—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	711	(4)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	12/17/2027	4,109	(21)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	699	(12)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	932	(16)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	1,527	(8)
HT Intermediary III, Inc.	Revolver	11/12/2030	573	(3)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	34	(1)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	501	(4)
Hyphen Solutions, LLC	Revolver	8/6/2032	301	(2)
IG Investments Holdings, LLC	Revolver	9/22/2028	293	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	(24)
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	(12)
Imagine 360 LLC	Revolver	9/30/2028	327	(5)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	(7)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	(5)
Inhabitiq Inc.	Revolver	1/12/2032	436	(3)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	1,163	(20)
Innovative Systems L.L.C.	Revolver	8/20/2032	484	(8)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	7/23/2027	1,092	(11)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	2,303	(6)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	1,117	(3)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/4/2026	3,266	(24)
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	(9)
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	1,235	(9)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	840	(6)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	702	—
JKC Parent, Inc.	Revolver	2/13/2032	42	—
Kaseya Inc.	Revolver	3/20/2030	761	(51)
Kenco PPC Buyer LLC	Revolver	11/15/2029	262	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	1,016	(10)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	(7)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	3,081	(15)
Kriv Acquisition Inc.	Revolver	7/31/2031	227	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Kwol Acquisition, Inc.	Revolver	12/12/2029	$1,734	$(13)
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	987	(10)
Lido Advisors, LLC	Revolver	5/10/2032	307	(3)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	1,103	(11)
Lightbeam Bidco Inc.	Revolver	5/4/2029	491	(5)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	1,824	(18)
Low Voltage Holdings Inc.	Revolver	4/28/2032	1,599	(16)
Lubricant Engineers	Revolver	9/1/2029	885	(4)
Majesco, LLC	Revolver	1/7/2033	1,027	(18)
Marina Acquisition, Inc.	Revolver	7/1/2030	246	(6)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	1,075	(16)
Maverick Bidco Inc.	Revolver	12/2/2031	860	(13)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	1,370	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	287	(1)
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	(1)
Merlin Buyer, Inc.	Revolver	12/14/2026	1,450	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(11)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	1,886	(14)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	1,897	(19)
Monarch Buyer, Inc.	Revolver	6/2/2032	779	(8)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	1,049	(10)
Monarch Finco, LLC	Revolver	10/29/2032	105	(1)
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Montana Buyer Inc.	Revolver	7/22/2028	307	(5)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	659	7
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	271	—
MRI Software LLC	Revolver	2/10/2028	243	—
MRO Corporation	Delayed Draw Term Loan	6/9/2027	795	—
MRO Corporation	Revolver	6/9/2032	795	—
Nasuni Corporation	Revolver	9/10/2030	1,302	(20)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	2,539	(38)
Navex Global Holdings Corporation	Revolver	10/14/2031	1,922	(29)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	946	(12)
Nelipak Holding Company	Revolver	3/26/2031	1,354	(17)
Net Health Acquisition Corp.	Revolver	7/3/2031	973	(24)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	1,224	(15)
NFO Orange Buyer, LLC	Revolver	1/13/2033	653	(8)
NH Kronos Parent, Inc.	Delayed Draw Term Loan	1/31/2028	841	(11)
NH Kronos Parent, Inc.	Revolver	1/31/2033	1,009	(13)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(12)
Noble Midco 3 Limited	Revolver	12/10/2030	868	(13)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
North Star Acquisitionco, LLC	Revolver	5/3/2029	$309	$(5)
Novacap TMT VI Co-Investment (Invita) LP	LP Units	N/A	27	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	516	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	2,319	(17)
Oeconnection LLC	Delayed Draw Term Loan	12/26/2028	6,491	(81)
Oeconnection LLC	Revolver	12/23/2032	1,628	(20)
OLO Parent, Inc.	Revolver	9/13/2032	799	(12)
OneSource Virtual, Inc.	Revolver	1/30/2033	1,191	(15)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	(7)
Onit, Inc.	Revolver	1/27/2032	929	(2)
ONS MSO, LLC	Revolver	7/7/2028	4	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	1,278	(10)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	2,862	(36)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	518	(6)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	1,242	(16)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	156	(1)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	1,073	(19)
Pathstone Family Office LLC	Revolver	5/15/2028	284	(5)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	(3)
Perfectserve, Inc.	Revolver	2/27/2032	475	(4)
Valeris, Inc.	Revolver	9/19/2031	1,465	(7)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	76	(1)
PLZ CORP.	Revolver	3/31/2032	637	(6)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	255	(2)
Polyphase Elevator Holding Company	Revolver	11/24/2032	575	(4)
Potters Industries LLC	Revolver	9/14/2027	100	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	509	(3)
Premise Health Holding Corp.	Revolver	11/6/2031	1,008	(5)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	849	(15)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	2,140	(86)
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	112	(4)
Psc Parent, Inc.	Revolver	4/3/2030	126	—
Puma Buyer, LLC	Revolver	3/29/2032	2,005	—
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	1,519	(4)
Quality Automotive Services, LLC	Revolver	7/16/2027	257	(1)
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	1,875	(23)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	$1,172	$(12)
REP RS Coinvest IV, L.P.	LP Units	N/A	42	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	1,633	(8)
RFI Buyer, Inc.	Revolver	8/5/2030	564	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,893	(36)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	729	(9)
Rimkus Consulting Group, Inc.	Delayed Draw Term Loan	4/1/2026	75	(2)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	(27)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	1,493	(22)
Riser Interco, LLC	Revolver	10/31/2029	420	(6)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,131	(11)
Routeware, Inc.	Revolver	9/18/2031	273	(3)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	2,486	(12)
Ruppert Landscape, LLC	Revolver	12/3/2029	757	(4)
RxSense Holdings LLC	Revolver	3/12/2027	619	—
Ryan, LLC	Revolver	11/7/2030	751	(34)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	2,483	(25)
Saber Parent Holdings Corp.	Revolver	12/16/2032	877	(9)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	888	(13)
Safety Borrower Holdings LLC	Revolver	12/19/2032	722	(11)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,091	(11)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	1,422	(25)
Saturn Borrower Inc	Revolver	11/13/2028	473	(8)
SCHP Purchaser, Inc.	Revolver	10/22/2032	523	(7)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	2,143	(21)
SCW Holdings III Corp.	Revolver	3/17/2031	872	(9)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/25/2027	6,669	(50)
Seahawk Bidco, LLC	Revolver	12/19/2030	450	(3)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	1,056	(8)
Sentry Acquisition, LLC	Revolver	2/2/2033	633	(5)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	283	(4)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	903	(14)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	704	—
Soleo Holdings, Inc.	Revolver	1/30/2032	704	—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	5/1/2026	55	—
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	195	(1)
Spartan Bidco PTY LTD	Revolver	1/24/2028	253	—
Specialtycare, Inc.	Delayed Draw Term Loan	8/27/2027	1,001	(3)
Specialtycare, Inc.	Revolver	12/18/2029	204	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	$272	$(1)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	213	(4)
St Athena Global LLC	Revolver	6/26/2029	527	(9)
Storable, Inc.	Revolver	4/16/2029	100	(2)
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(48)
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	737	(4)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(2)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,643	—
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	—
TA Investors Thunderbolt, L.P.	LP Units	N/A	68	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	671	(7)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	566	(6)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	662	(5)
Team Acquisition Corporation	Revolver	11/21/2028	7	(2)
TerSera Therapeutics LLC	Revolver	4/4/2030	261	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	323	—
The Chartis Group, LLC	Revolver	9/17/2031	194	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	1,356	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	509	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	407	(2)
THG Acquisition, LLC	Revolver	10/31/2031	249	(1)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	1,436	(14)
Trilon Group, LLC	Revolver	5/25/2029	952	(10)
Trimech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	1,370	(14)
Trimech Acquisition Corp.	Revolver	3/10/2028	1,550	(16)
Truck-Lite Co., LLC	Delayed Draw Term Loan	12/17/2026	1,136	(9)
Truck-Lite Co., LLC	Delayed Draw Term Loan	6/17/2027	930	(7)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	(1)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
Ubeo, LLC	Delayed Draw Term Loan	2/18/2028	1,085	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	916	—
US Fitness Holdings, LLC	Revolver	9/4/2030	107	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	373	(2)
USHV Management, LLC	Revolver	9/8/2031	417	(2)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	1,543	—
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(34)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$369	$(2)
Validity, Inc.	Revolver	4/10/2030	392	(12)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	(28)
Vamos Bidco, Inc	Revolver	1/30/2032	332	(8)
Vatica Health, Inc.	Revolver	10/29/2032	445	(13)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(12)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	187	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	3,855	(29)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	813	(6)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,909	(14)
Victors Purchaser, LLC	Revolver	12/23/2032	1,617	(12)
Victory Buyer LLC	Revolver	2/13/2031	99	(1)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	1,588	(16)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	229	(2)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	87	—
VS Buyer, LLC	Revolver	10/11/2030	100	(1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	3,369	(8)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	2,428	(6)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	(1)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	270	(3)
Wildcat Topco, Inc.	Revolver	11/17/2031	270	(3)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	812	(2)
Wipfli Advisory LLC	Revolver	10/1/2032	541	(1)
Wisdom Purchaser, LLC	Revolver	7/24/2032	636	(16)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	1,114	(11)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(2)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	1,784	(13)
WRE Holding Corp.	Revolver	7/2/2030	257	(2)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(19)
Wu Holdco, Inc.	Revolver	4/19/2032	610	(5)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	1,841	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	762	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	560	(4)
YLG Holdings, Inc.	Revolver	12/23/2030	1,214	(9)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	670	(3)
Zinc Buyer Corporation	Revolver	7/24/2031	790	(4)
Zone Climate Services, Inc.	Revolver	3/9/2028	302	(7)
Total Unfunded Commitments			$367,320	$(3,328)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(9)	Common	—	—	—	—	$172	$172	0.02%
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,364	0.19
							1,473	1,536	0.21
Electronic Equipment, Instruments and Components
NSI Parent LP	(9)	LP Units	—	—	—	52	52	51	0.01
							52	51	0.01
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	12.00% PIK	—	259	273	266	0.04
							273	266	0.04
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	447	0.06
F&M Buyer LLC	(9)	Common	—	—	—	365	365	445	0.06
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	282	0.04
Goldeneye Parent, LLC	(3)(9)	Preferred	—	—	—	—	417	417	0.06
Goldeneye Parent, LLC	(9)	Common	—	—	—	20	—	95	0.01
Novacap TMT VI Co-Investment (Invita) LP	(9)	Common	—	—	—	229	202	199	0.03
Unlimited Technology Holdings, LLC	(9)	Common	—	—	—	552	552	853	0.12
							2,253	2,738	0.38
Healthcare Equipment and Supplies
Cyan Investors LP	(6)(9)	LP Units	—	—	—	610	535	535	0.07
							535	535	0.07
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Common	—	—	—	—	279	272	0.04
ACG Parent Holdings, LP	(9)	Preferred	—	8.00% PIK	—	3	3	36	—
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	202	0.03
MRO Corporation	(3)(9)	Common	—	—	—	—	239	269	0.04
SCHP Holdings, L.P.	(9)	Common	—	—	—	3	331	331	0.04
							1,008	1,110	0.15
Insurance
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,235	0.17
							1,235	1,235	0.17
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	Preferred	—	—	—	1,369	1,369	1,390	0.19
							1,369	1,390	0.19
Professional Services
Monarch Buyer, Inc.	(9)	Common	—	—	—	1,376	1,376	1,605	0.22
							1,376	1,605	0.22

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average (“CORRA" or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of March 31, 2026. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2026, the Company’s wholly owned subsidiaries include: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ended December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash

Cash consists of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, and are no longer classified as cash equivalents beginning in the reporting period ended June 30, 2025.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in "Due to affiliates" on the Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026, the Company did not incur any new organization costs, and for the three months ended March 31, 2025, the Company incurred $24 in organization costs.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from the date of incurrence. For the three months ended March 31, 2026 and 2025, the Company incurred $505 and $679 of offering costs, respectively, and amortized $303 and $476, respectively. As of March 31, 2026 and December 31, 2025, $727 and $525, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. The Company commenced classification of money market funds as short-term investments beginning in the reporting period ended June 30, 2025.

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

As of March 31, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest and debt expenses over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company’s borrowings are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Management fees

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s NAV as of the first business day of the applicable month. For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $2,431 and $1,965, respectively, before impact of waived fees. For the three months ended March 31, 2026, the Adviser did not waive any management fees. For the three months ended March 31, 2025, the Adviser elected to waive $1,965 of management fees resulting in no net management fees owed to the Adviser.

As of March 31, 2026 and December 31, 2025, management fees payable balances were $2,431 and $2,283, respectively.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized). The Company pays an incentive fee quarterly as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.50% per quarter (6.0% annualized).
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

For the three months ended March 31, 2026, the Company incurred income based incentive fees of $2,489 and no capital gains incentive fees, before the impact of waived fees. For the three months ended March 31, 2025, the Company incurred income based incentive fees of $2,269 and no capital gains incentive fees, before the impact of waived fees.

For the three months ended March 31, 2026, the Adviser did not waive any income based incentive fees, resulting in $2,489 of income based incentive fees owed to the Adviser. For the three months ended March 31, 2025, the Adviser elected to waive $2,269 of income based incentive fees, resulting in no income based incentive fees owed to the Adviser.

As of March 31, 2026 and December 31, 2025, total incentive fee payable balances were $2,489 and $2,462, respectively.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred administrative service fees of $182 and $156, respectively.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator engaged U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

Acquisition of Seed Portfolio

On November 5, 2024, the Company acquired 100% of the equity interests in APCF Masterfund LP and APCF Funding SPV LP (the “Acquired SPVs”) from certain affiliates of the Adviser, valued at an acquisition price of $33,889 and $341,218, respectively. Subsequent to acquisition, the Acquired SPVs were converted to Delaware limited liability companies.

For the three months ended March 31, 2025, the Company paid the Adviser $2,409 in connection with the acquisition of APCF Masterfund LP, and received $2,195 from the Adviser in connection with the acquisition of APCF Funding SPV LP. As of March 31, 2025, there were no outstanding balances or additional payments due or made in connection with the acquisition of APCF Masterfund LP and APCF Funding SPV LP, and the amounts reflected herein represent total consideration paid for the Acquired SPVs.

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

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of March 31, 2026, no Class S shares or Class D shares have been issued.

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

For the three months ended March 31, 2026 and 2025, the Company accrued organization and offering costs of $303 and $500, respectively. For the three months ended March 31, 2026 and 2025, the Adviser waived $0 and $500 in expenses, respectively, pursuant to the Expense Support Agreement, resulting in $303 and no organization and offering costs, respectively, incurred by the Company on a net basis.

For both the three months ended March 31, 2026 and 2025, no Reimbursement Payments were made by the Company to the Adviser.

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

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,674,082	$1,654,411	95.61%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	8,791	8,686	0.50	8,614	8,617	0.52
Equity Investments	24,415	24,248	1.40	23,032	24,577	1.48
Short-Term Investments	43,021	43,021	2.49	56,001	56,001	3.36
Total Investments	$1,750,309	$1,730,366	100.00%	$1,666,882	$1,665,503	100.00%

As of March 31, 2026 and December 31, 2025, there were 4 and 1 portfolio companies, respectively, with loans on non-accrual status (fair value of $458 and $174, respectively).

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	16.98%	15.03%
Financial Services	8.82	7.85
Commercial Services and Supplies	8.27	8.12
Healthcare Providers and Services	6.73	6.51
Diversified Consumer Services	6.65	6.61
Insurance	6.61	6.52
Health Care Technology	6.46	6.14
Professional Services	5.39	6.45
Containers and Packaging	4.03	4.18
Pharmaceuticals	3.21	2.11
Chemicals	3.16	3.42
IT Services	2.47	3.71
Distributors	2.01	1.84
Healthcare Equipment and Supplies	1.85	2.08
Capital Markets	1.55	1.93
Energy Equipment and Services	1.37	0.90
Life Sciences Tools & Services	1.11	0.69
Automobile Components	1.06	1.22
Construction & Engineering	1.01	1.04
Air Freight and Logistics	0.80	0.77
Food Products	0.77	0.91
Technology Hardware, Storage and Peripherals	0.77	0.78
Gas Utilities	0.74	0.72
Construction Materials	0.74	0.75
Machinery	0.72	0.84
Electronic Equipment, Instruments and Components	0.69	0.73
Household Products	0.62	0.65
Wireless Telecommunication Services	0.61	0.64
Real Estate Management and Development	0.59	0.64
Industrial Conglomerates	0.58	0.95
Hotels, Restaurants and Leisure	0.53	0.55
Diversified Telecommunication Services	0.53	0.57
Oil, Gas and Consumable Fuels	0.50	0.55
Specialty Retail	0.41	0.46
Trading Companies and Distributors	0.29	0.31
Media	0.29	0.38
Aerospace and Defense	0.26	0.52
Textiles, Apparel and Luxury Goods	0.26	0.58
Transportation Infrastructure	0.22	0.37
Building Products	0.18	0.20
Beverages	0.11	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Electrical Equipment	0.01	0.68
Total	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,670,713	$1,650,799	97.84%	207.50%
Canada	33,739	33,767	2.00	4.24
Netherlands	2,836	2,779	0.16	0.35
Total	$1,707,288	$1,687,345	100.00%	212.09%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$165,621	$1,488,790	$1,654,411
Unsecured Debt	—	—	8,686	8,686
Equity Investments	—	—	24,248	24,248
Total non-controlled/non-affiliated investments	—	165,621	1,521,724	1,687,345
Short-Term Investments	43,021	—	—	43,021
Total Investments at fair value	$43,021	$165,621	$1,521,724	$1,730,366

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$215,449	$1,360,859	$1,576,308
Unsecured Debt	—	—	8,617	8,617
Equity Investments	—	—	24,577	24,577
Total non-controlled/non-affiliated investments	—	215,449	1,394,053	1,609,502
Short-Term Investments	56,001	—	—	56,001
Total Investments at fair value	$56,001	$215,449	$1,394,053	$1,665,503

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,360,859	$8,617	$24,577	$1,394,053
Purchase of investments (including received in-kind)	196,832	168	1,384	198,384
Proceeds from sale of investments and principal repayments	(57,199)	—	—	(57,199)
Net accretion of discounts and amortization of premiums	923	9	—	932
Net realized gains (losses) on investments	(32)	—	—	(32)
Net change in unrealized appreciation (depreciation) on investments	(10,882)	(108)	(1,713)	(12,703)
Transfers out of Level 3	(1,711)	—	—	(1,711)
Fair value, end of period	$1,488,790	$8,686	$24,248	$1,521,724
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at March 31, 2026	$(10,646)	$(108)	$(1,735)	$(12,489)

	Three Months Ended March 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	179,140	25	6,928	186,093
Proceeds from sale of investments and principal repayments	(26,036)	—	—	(26,036)
Net accretion of discounts and amortization of premiums	266	1	—	267
Net realized gains (losses) on investments	1	—	—	1
Net change in unrealized appreciation (depreciation) on investments	187	(1)	103	289
Fair value, end of period	$951,617	$728	$10,978	$963,323
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$(47)	$(1)	$103	$55

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,368,001	Market yield analysis	Market yield discount rates	7.11%	25.34%	8.80%
	8,215	Market quotation	Quote	N/A	N/A	N/A
	315	Comparable company analysis	EBITDA multiples	9.0x	10.3x	9.8x
	112,259	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,488,790

Unsecured Debt	8,686	Market yield analysis	Market yield discount rates	11.15%	15.78%	12.36%
Total Unsecured Debt	8,686

Equity Investments	17,481	Comparable company analysis	EBITDA multiples	9.3x	24.5x	14.9x
	980	Recent transaction	Transaction price	N/A	N/A	N/A
	5,787	Market yield analysis	Market yield discount rates	8.47%	15.29%	14.88%
Total Equity Investments	24,248
Total	$1,521,724

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$928,333	Market yield analysis	Market yield discount rates	7.08%	21.07%	8.64%
	15,849	Market quotation	Quote	N/A	N/A	N/A
	416,677	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,360,859

Unsecured Debt	824	Market yield analysis	Market yield discount rates	8.28%	8.92%	8.60%
	7,793	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	8,617

Equity Investments	14,995	Comparable company analysis	EBITDA multiples	9.3x	27.7x	16.3x
	3,908	Recent transaction	Transaction price	N/A	N/A	N/A
	5,674	Market yield analysis	Market yield discount rates	8.63%	15.17%	14.23%
Total Equity Investments	24,577
Total	$1,394,053

(1)
As of March 31, 2026 and December 31, 2025, amounts of $121,454 and $444,227, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 182.17% and 177.13%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$754,817	$754,817	$245,183	$109,137
Revolving Credit Facility	560,000	213,324	213,324	346,676	191,224
Total	$1,560,000	$968,141	$968,141	$591,859	$300,361

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$910,419	$910,419	$89,581	$14,286
Revolving Credit Facility	500,000	40,000	40,000	460,000	200,061
Total	$1,500,000	$950,419	$950,419	$549,581	$214,347

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of March 31, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs.
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

The initial maximum principal amount under the Agreement is $500,000 and the Agreement includes an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions and the consent of the Administrative Agent and each Lender whose commitment is being increased. Proceeds from loans made under the Morgan Stanley Facility may be used to fund collateral obligations acquired by APCF Funding SPV LLC, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Agreement. Revolving loans borrowed under the Morgan Stanley Facility may be repaid and reborrowed until the end of the Revolving Period, which can occur no later than November 6, 2027 (unless extended), and all amounts outstanding under the Morgan Stanley Facility must be repaid by November 6, 2029. The Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

On March 18, 2025, the Company entered into the First Amendment to Loan and Servicing Agreement (the “Amendment”), among the parties listed above. The Amendment provides for, among other things, an increase in the aggregate commitments of the lenders under the Morgan Stanley Facility from $500,000 to $1,000,000, as well as certain changes to the concentration limits.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

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

The initial principal amount of the Revolving Credit Facility is $500,000, subject to availability under the borrowing base, which is based on the Fund’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $875,000, subject to the satisfaction of certain conditions. On January 8, 2026, the Company entered into an agreement with Apple Bank and Webster Bank, National Association to increase the aggregate commitments under the Revolving Credit Facility from $500,000 to $560,000 through the accordion feature in the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the SMBC Agreement.

The Revolving Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions, and includes a $50,000 limit for swingline loans.

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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	March 31, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	52,056	$37,210	$37,407	$(197)
European Euro	4,688	4,998	5,416	(418)
Great British Pound	4,020	5,156	5,317	(161)
Total		$47,364	$48,140	$(776)

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,496	$(848)
European Euro	4,688	4,998	5,507	(509)
Great British Pound	4,020	5,156	5,417	(261)
Total		$28,801	$30,420	$(1,618)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$13,179	$3,878
Facility unused fees	555	179
Amortization of deferred financing costs	463	201
Total interest and debt expenses	$14,197	$4,258
Cash paid for interest expense	$12,988	$3,060
MS Facility weighted average interest rate	5.51%	6.12%
MS Facility average debt outstanding	$850,761	$251,939
Revolving Credit Facility weighted average interest rate	5.51%	N/A
Revolving Credit Facility average debt outstanding	$105,925	$—

Stated interest expense for the three months ended March 31, 2026 and 2025 was driven by approximately $956,686 and $251,939, respectively, of average debt outstanding (at an average effective interest rate, of 5.51% and 6.12%) related to borrowings for investments and expenses.

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of March 31, 2026 and December 31, 2025, $3,144 and $2,713, respectively, of stated interest expense and $425 and $110, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw, or equity commitments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had unfunded investment commitments of $367,320 and $427,220, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 8. Net Assets

The Company is currently offering on a continuous basis up to $2 billion of Common Shares at $0.01 per share par value and has the authority to issue an unlimited number of Common Shares at $0.01 per share par value. The Company expects to offer to sell a combination of three separate classes of Common Shares: Class S shares, Class D shares and Class I shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the Company’s Offering will be equal to the Company’s NAV per Common Share, as of the effective date of the monthly share purchase date.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,222,374	$80,615	31,183	$783
Distributions reinvested	43,497	1,087	—	—
Repurchase of shares (net of early repurchase deduction)	(1,983)	(49)	—	—
Total net increase (decrease)	3,263,888	$81,653	31,183	$783

As of March 31, 2026, the Company has not issued any Class S or Class D shares.

As of March 31, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares of the Company.

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

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per Common Share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the three months ended March 31, 2026.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (Net of Early Repurchase Deduction)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased (1)
March 13, 2026	5.00%	March 31, 2026	$49	1,983	0.01%
(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.

There were no shares repurchased under the share repurchase program during the three months ended March 31, 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
Total		$0.5542	$0.0255	$0.5797	$18,306

Three Months Ended March 31, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
Total		$0.5566	$0.0565	$0.6131	$15,583

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

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.18	$25.09
Net investment income (loss) (1)	0.55	0.72
Net realized and change in unrealized appreciation (depreciation) (2)	(0.58)	(0.09)
Net increase (decrease) in net assets resulting from operations	(0.03)	0.63
Distributions declared (3)	(0.58)	(0.61)
Total increase (decrease) in net assets	(0.61)	0.02
Net assets, end of period	$24.57	$25.11
Common Shares outstanding, end of period	32,376,193	25,436,857
Total return based on net asset value (4)	(0.12)%	2.52%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	10.86%	5.95%
Net expenses to average net assets net of fee waivers	10.86%	3.22
Net investment income to average net assets	9.38%	10.90%
Portfolio turnover rate (6)	6.60%	2.90%
Supplemental Data:
Net assets, end of period	$795,561	$638,688
Asset coverage ratio (7)	182.17%	240.02%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data includes a balancing figure that is derived from the other amounts presented in the schedule.
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
(5)
Amounts are annualized except for non-recurring expenses (organization and offering expenses, and incentive fees on capital gains) for the three months ended March 31, 2026 and 2025.
(6)
Portfolio turnover rate (not annualized) is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
(7)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (“CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On April 1, 2026, the Company sold and issued 144,468 Common Shares for an aggregate consideration of approximately $3,550 at a price of $24.57 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $5,185 of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, the Company declared a regular distribution in the amount of $0.1818 per share for its Common Shares, which is payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026.

This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of November 5, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under the Code. We are a non-traded, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our NAV per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of March 31, 2026, we had investments in 421 portfolio companies across 45 industries. Based on fair value as of March 31, 2026, approximately 99.48% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of March 31, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.33%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026.

As of December 31, 2025, we had investments in 438 portfolio companies across 45 industries. Based on fair value as of December 31, 2025, approximately 99.46% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average yield on debt and income producing investments at amortized cost was 8.27%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended March 31,
	2026	2025
Total investments, beginning of period	$1,610,881	$849,742
Purchases of investments (including received in-kind)	204,835	285,514
Net accretion of discounts and amortization of premiums on investments	957	267
Net realized gains (losses) on investments	(666)	1
Proceeds from sale of investments and principal repayments	(108,719)	(28,305)
Total investments, end of period	$1,707,288	$1,107,219

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.33%	8.27%
Weighted average yield on debt and income producing investments, at fair value (1)	8.33%	8.27%
Number of portfolio companies	421	438
Median LTM EBITDA (2)(3)	$89.7M	$84.6M
Weighted average net senior leverage (2)(4)	5.4x	5.3x
Weighted average loan-to-value (“LTV”) (2)(5)	36%	35%
Percentage of debt investments bearing a floating rate, at fair value	99.48%	99.46%
Percentage of debt investments bearing a fixed rate, at fair value	0.52%	0.54%

(1)
Computed based on the stated interest rate or yield as of March 31, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	March 31, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,637,534	97.05%	371
B	32,096	1.90	28
C	17,079	1.01	17
D	178	0.01	1
E	458	0.03	4
	$1,687,345	100.00%	421

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,564,265	97.19%	392
B	27,413	1.70	28
C	17,365	1.08	15
D	285	0.02	2
E	174	0.01	1
	$1,609,502	100.00%	438

As of March 31, 2026, there were 4 portfolio companies with loans on non-accrual status (fair value of $458). As of December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $174). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,674,082	$1,654,411	95.61%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	8,791	8,686	0.50	8,614	8,617	0.52
Equity Investments	24,415	24,248	1.40	23,032	24,577	1.48
Short-Term Investments	43,021	43,021	2.49	56,001	56,001	3.36
Total Investments	$1,750,309	$1,730,366	100.00%	$1,666,882	$1,665,503	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	16.98%	15.03%
Financial Services	8.82	7.85
Commercial Services and Supplies	8.27	8.12
Healthcare Providers and Services	6.73	6.51
Diversified Consumer Services	6.65	6.61
Insurance	6.61	6.52
Health Care Technology	6.46	6.14
Professional Services	5.39	6.45
Containers and Packaging	4.03	4.18
Pharmaceuticals	3.21	2.11
Chemicals	3.16	3.42
IT Services	2.47	3.71
Distributors	2.01	1.84
Healthcare Equipment and Supplies	1.85	2.08
Capital Markets	1.55	1.93
Energy Equipment and Services	1.37	0.90
Life Sciences Tools & Services	1.11	0.69
Automobile Components	1.06	1.22
Construction & Engineering	1.01	1.04
Air Freight and Logistics	0.80	0.77
Food Products	0.77	0.91
Technology Hardware, Storage and Peripherals	0.77	0.78
Gas Utilities	0.74	0.72
Construction Materials	0.74	0.75
Machinery	0.72	0.84
Electronic Equipment, Instruments and Components	0.69	0.73
Household Products	0.62	0.65
Wireless Telecommunication Services	0.61	0.64
Real Estate Management and Development	0.59	0.64
Industrial Conglomerates	0.58	0.95
Hotels, Restaurants and Leisure	0.53	0.55
Diversified Telecommunication Services	0.53	0.57
Oil, Gas and Consumable Fuels	0.50	0.55
Specialty Retail	0.41	0.46
Trading Companies and Distributors	0.29	0.31
Media	0.29	0.38
Aerospace and Defense	0.26	0.52
Textiles, Apparel and Luxury Goods	0.26	0.58
Transportation Infrastructure	0.22	0.37
Building Products	0.18	0.20
Beverages	0.11	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Electrical Equipment	0.01	0.68
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,670,713	$1,650,799	97.84%	207.50%
Canada	33,739	33,767	2.00	4.24
Netherlands	2,836	2,779	0.16	0.35
Total	$1,707,288	$1,687,345	100.00%	212.09%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$38,163	$23,375
Total expenses	20,691	9,870
Management fees waiver	—	(1,965)
Incentive fees waiver	—	(2,269)
Reimbursable expenses paid by adviser	—	(500)
Net expenses, net of fee waivers	20,691	5,136
Excise tax expense	55	—
Net investment income (loss)	17,417	18,239
Net realized gain (loss)	(591)	549
Net change in unrealized appreciation (depreciation)	(18,002)	(2,759)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	289	—
Net increase (decrease) in net assets resulting from operations	$(887)	$16,029

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three months ended March 31, 2026 and 2025 (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$36,924	$22,126
Payment-in-kind interest income	351	110
Payment-in-kind dividend income	204	—
Other income	684	1,139
Total investment income	$38,163	$23,375

Total investment income for the three months ended March 31, 2026 increased relative to the same period in the prior year, primarily driven by our deployment of capital and increase in our investment portfolio. The size of our investment portfolio at fair value increased from $1.1 billion as of March 31, 2025 to $1.7 billion as of March 31, 2026, which has increased the balance of interest-bearing securities year-over-year. The weighted average yield on debt and income producing investments, at fair value, decreased to 8.3% as of March 31, 2026, from 9.1% as of March 31, 2025, which is attributable to decreases in index rates and incremental increases to allocations of broadly syndicated loans. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income from common equities and payment-in-kind dividend income from preferred equities.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Interest and debt expenses	$14,197	$4,258
Management fees	2,431	1,965
Income based incentive fee	2,489	2,269
Administrative service fee	182	156
Board of Trustees’ fee	41	40
Other general and administrative expenses	1,048	682
Organization and offering costs	303	500
Total expenses	20,691	9,870
Management fees waiver	—	(1,965)
Incentive fees waiver	—	(2,269)
Reimbursable expenses paid by adviser	—	(500)
Net expenses, net of fee waivers	$20,691	$5,136

Total operating expenses were $1.6 million, for the three months ended March 31, 2026, primarily comprised of $1.0 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million of administrative service expenses, and $0.3 million in organization and offering costs.

Total operating expenses were $1.4 million, for the three months ended March 31, 2025, primarily comprised of $0.7 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million of administrative service expenses, and $0.5 million in organization and offering costs.

The increase in management and incentive fees was primarily driven by growth in NAV, increased deployment into loan investments, which resulted in higher total investment income, and the conclusion of the fee waiver.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average debt outstanding balances were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$13,179	$3,878
Facility unused fees	555	179
Amortization of deferred financing costs	463	201
Total interest and debt expenses	$14,197	$4,258
Cash paid for interest expense	$12,988	$3,060
MS Facility weighted average interest rate	5.51%	6.12%
MS Facility average debt outstanding	$850,761	$251,939
Revolving Credit Facility weighted average interest rate	5.51%	N/A
Revolving Credit Facility average debt outstanding	$105,925	$—

Stated interest expense for the three months ended March 31, 2026 was driven by approximately $956.7 million of average debt outstanding (at an average effective interest rate, of 5.51%) related to borrowings for investments and expenses.

Stated interest expense for the three months ended March 31, 2025 was driven by approximately $251.9 million of average debt outstanding (at an average effective interest rate, of 6.12%) related to borrowings for investments and expenses.

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

Interest and other debt expenses increased to $14.2 million for the three months ended March 31, 2026, compared to $4.3 million for the three months ended March 31, 2025, primarily driven by continued deployment and increased borrowings year-over-year. Our average debt outstanding increased to $956.7 million for the three months ended March 31, 2026 from $251.9 million for the three months ended March 31, 2025.

The average effective interest rate on borrowings outstanding decreased to 5.51% for the three months ended March 31, 2026 from 6.12% for the three months ended March 31, 2025.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on non-controlled, non-affiliated investments	$(666)	$1
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	(18,564)	(1,882)
Net realized and change in unrealized gain (loss) on non-controlled, non-affiliated investments	$(19,230)	$(1,881)

For the three months ended March 31, 2026, net realized and change in unrealized gain (loss) on non-controlled, non-affiliated investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the widening of credit spreads on the portfolio. As of March 31, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal (excluding unfunded commitments) was 98.65% and 99.45%, respectively.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the our NAV as of the beginning of the first business day of the month. For the three months ended March 31, 2026, we incurred management fees of $2.4 million, before impact of waived fees. For the three months ended March 31, 2026, the Adviser elected to not waive any management fees, resulting in $2.4 million in management fees net of waiver. For the three months ended March 31, 2025, we incurred management fees of $2.0 million, before impact of waived fees. For the three months ended March 31, 2025, the Adviser elected to waive all management fees, resulting in zero management fees net of waiver.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized). We pay an incentive fee quarterly as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.50% per quarter (6.0% annualized).
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

For the three months ended March 31, 2026, we incurred income based incentive fees of $2.5 million and no capital gains incentive fees. For the three months ended March 31, 2026, the Adviser did not waive any incentive fees, resulting in $2.5 million incentive fees payable. For the three months ended March 31, 2025, we incurred income based incentive fees of $2.3 million and no capital gains incentive fees. For the three months ended March 31, 2025, the Adviser agreed to waive $2.3 million in total incentive fees, resulting in no incentive fees payable.

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

For the three months ended March 31, 2026 and 2025, the Adviser waived $0 and $0.5 million expenses, respectively, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous monthly basis at a per share price equal to the then-current NAV per Common Share. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying Antares Capital Credit Advisers LLC (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of March 31, 2026, we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $968.1 million of principal debt outstanding and our asset coverage ratio was 182.17%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	3,222,374	$80,647	31,183	$783
Reinvestment of distributions	43,497	1,088	—	—
Repurchase of shares (net of early repurchase deduction)	(1,983)	(49)	—	—
Net increase (decrease)	3,263,888	$81,686	31,183	$783

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per Common Share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders across all shares.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the three months ended March 31, 2026. There were no shares repurchased under the under the share repurchase program during the three months ended March 31, 2025.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (Net of Early Repurchase Deduction)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased (1)
March 13, 2026	5.00%	March 31, 2026	$49	1,983	0.01%
(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears.

The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
Total		$0.5542	$0.0255	$0.5797	$18,306

Three Months Ended March 31, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
Total		$0.5566	$0.0565	$0.6131	$15,583

(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$0.58	$18,306	$0.61	$15,583
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$0.58	$18,306	$0.61	$15,583

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

Recent Developments

Subscriptions

On April 1, 2026, we sold and issued 144,468 Common Shares for an aggregate consideration of approximately $3.6 million at a price of $24.57 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $5.2 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, we declared a regular distribution in the amount of $0.1818 per share, which is payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

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

We are required to report investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit commitments, delayed draw commitments, and certain equity investments, which may require us to fund when requested by portfolio companies. As of March 31, 2026 and December 31, 2025, we had unfunded investment commitment of $367.3 million and $427.2 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of March 31, 2026, 99.48% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the Morgan Stanley Facility and Revolving Credit Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$50,392	$(29,044)	$21,348
Up 200 basis points	33,595	(19,363)	14,232
Up 100 basis points	16,797	(9,681)	7,116
Down 100 basis points	(16,797)	9,681	(7,116)
Down 200 basis points	(33,386)	19,363	(14,023)
Down 300 basis points	(47,713)	28,725	(18,988)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Antares Private Credit Fund

Date:	May 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer