Form 10-Q
period 2026-06-30
Antares Private Credit Fund
filed 2026-08-13
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 13, 2026 was 33,005,629 of Class I Shares. No Class S or Class D Shares have been issued as of August 13, 2026. Common Shares outstanding exclude August 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, and risk of recession;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” on the Company’s registration statement on Form N-2, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statement on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,729,309 and $1,610,881 as of June 30, 2026 and December 31, 2025, respectively)	$1,710,182	$1,609,502
Short-term investments (amortized cost — $23,289 and $56,001 as of June 30, 2026 and December 31, 2025, respectively)	23,289	56,001
Total investments at fair value	1,733,471	1,665,503
Cash	11,087	8,960
Foreign currencies (cost — $3,904 and $10,099 as of June 30, 2026 and December 31, 2025, respectively)	3,862	10,387
Interest receivable from non-controlled/non-affiliated investments	6,697	7,230
Dividend receivable from non-controlled/non-affiliated investments	331	308
Deferred offering costs	585	525
Receivable from adviser (Note 3)	1,759	1,361
Receivable for investments sold / repaid	2,500	5,912
Prepaid expenses and other assets	224	541
Total assets	$1,760,516	$1,700,727

LIABILITIES
Debt outstanding	$933,368	$950,419
Less: Deferred financing costs	(7,142)	(7,662)
Total debt, net of deferred financing costs	926,226	942,757
Payable for investments purchased	7,265	6,536
Interest payable	2,391	2,823
Distributions payable	6,011	6,067
Administrative service fee payable	198	150
Accrued expenses and other liabilities	2,397	3,270
Management fees payable	2,514	2,283
Income based incentive fee payable	2,494	2,462
Payable for shares repurchased	1,267	—
Due to affiliates	550	1,311
Total liabilities	951,313	967,659
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (32,904,581 and 29,112,305 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	329	291
Paid-in capital in excess of par value	823,276	728,579
Accumulated net distributable earnings	(14,402)	4,198
Total net assets	809,203	733,068
Total liabilities and net assets	$1,760,516	$1,700,727
Net asset value per share	$24.59	$25.18

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From total investments:
Interest income	$36,720	$27,571	$73,644	$49,697
Payment-in-kind interest income	762	143	1,113	253
Payment-in-kind dividend income	213	—	417	—
Dividend income	—	319	—	319
Other income	425	1,431	1,109	2,570
Total investment income	38,120	29,464	76,283	52,839
Expenses:
Interest and debt expenses	14,235	8,704	28,432	12,962
Management fees (Note 3)	2,514	2,039	4,945	4,004
Income based incentive fee (Note 3)	2,494	2,399	4,983	4,668
Administrative service fee	231	176	413	332
Board of Trustees’ fee	42	30	83	70
Other general and administrative expenses	812	941	1,860	1,623
Organization and offering costs	337	563	640	1,063
Total expenses	20,665	14,852	41,356	24,722
Management fees waiver (Note 3)	—	(2,039)	—	(4,004)
Incentive fees waiver (Note 3)	—	(2,399)	—	(4,668)
Reimbursable expenses paid by adviser (Note 3)	—	(148)	—	(648)
Net expenses, net of fee waivers	20,665	10,266	41,356	15,402
Excise tax expense	—	—	55	—
Net investment income (loss)	17,455	19,198	34,872	37,437

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(247)	(15)	(913)	(14)
Foreign currency transactions	163	259	238	807
Total net realized gain (loss)	(84)	244	(675)	793
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	816	1,442	(17,748)	(440)
Translation of assets and liabilities in foreign currencies	502	(1,606)	1,064	(2,483)
Total net change in unrealized appreciation (depreciation)	1,318	(164)	(16,684)	(2,923)
Total net realized and change in unrealized gain (loss)	1,234	80	(17,359)	(2,130)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	7	—	296	—
Net increase (decrease) in net assets resulting from operations	$18,696	$19,278	$17,809	$35,307

Per share information
Net investment income (loss) per share (basic and diluted)	$0.53	$0.74	$1.08	$1.45
Earnings per share (basic and diluted)	$0.57	$0.74	$0.55	$1.37
Distributions declared per share	$0.55	$0.64	$1.13	$1.25
Weighted average shares outstanding (basic and diluted)	32,741,667	26,062,390	32,168,907	25,741,187

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	32,376,193	$324	$810,232	$(14,995)	$795,561
Operations:
Net investment income (loss)	—	—	—	17,455	17,455
Net realized gain (loss)	—	—	—	(84)	(84)
Net change in unrealized appreciation (depreciation)	—	—	—	1,318	1,318
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	7	7
Net increase (decrease) in net assets resulting from operations	—	—	—	18,696	18,696
Capital Transactions:
Issuance of shares	531,573	6	13,097	—	13,103
Common Shares issued from reinvestment of distributions	49,312	—	1,213	—	1,213
Distributions to shareholders	—	—	—	(18,103)	(18,103)
Repurchase of shares (net of early repurchase deduction)	(52,497)	(1)	(1,266)	—	(1,267)
Net increase (decrease) in net assets resulting from capital transactions	528,388	5	13,044	(18,103)	(5,054)
Total net increase (decrease)	528,388	5	13,044	593	13,642
Net assets at end of period	32,904,581	$329	$823,276	$(14,402)	$809,203

Six Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	29,112,305	$291	$728,579	$4,198	$733,068
Operations:
Net investment income (loss)	—	—	—	34,872	34,872
Net realized gain (loss)	—	—	—	(675)	(675)
Net change in unrealized appreciation (depreciation)	—	—	—	(16,684)	(16,684)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	296	296
Net increase (decrease) in net assets resulting from operations	—	—	—	17,809	17,809
Capital Transactions:
Issuance of shares	3,753,947	38	93,712	—	93,750
Common Shares issued from reinvestment of distributions	92,809	1	2,299	—	2,300
Distributions to shareholders	—	—	—	(36,409)	(36,409)
Repurchase of shares (net of early repurchase deduction)	(54,480)	(1)	(1,314)	—	(1,315)
Net increase (decrease) in net assets resulting from capital transactions	3,792,276	38	94,697	(36,409)	58,326
Total net increase (decrease)	3,792,276	38	94,697	(18,600)	76,135
Net assets at end of period	32,904,581	$329	$823,276	$(14,402)	$809,203

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$17,809	$35,307
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(1,495)	(572)
Net accretion of discounts and amortization of premiums on investments	(1,531)	(908)
Proceeds from sale of investments and principal repayments	205,100	92,636
Purchases of investments	(321,415)	(484,956)
(Purchases) sales of short-term investments, net	32,712	151
Net realized (gains) losses on investments	913	14
Net change in unrealized (appreciation) depreciation on investments	17,748	440
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,064)	—
Amortization of deferred financing costs	938	510
Amortization of deferred offering costs	640	944
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	533	(2,545)
Dividend receivable from non-controlled/non-affiliated investments	(23)	—
Receivable from adviser	(398)	1,513
Receivable for investments sold / repaid	3,412	(460)
Prepaid expenses and other assets	317	228
Increase (decrease) in operating liabilities:
Due to affiliates	(761)	(3,882)
Payable for investments purchased	729	(141,642)
Management fees payable	231	—
Income based incentive fee payable	32	—
Interest payable	(432)	1,576
Administrative service fee payable	48	332
Accrued expenses and other liabilities	(873)	558
Net cash provided by (used in) operating activities	(46,830)	(500,756)
Cash flow from financing activities
Proceeds from issuance of shares	93,750	30,316
Debt borrowings	223,923	525,882
Debt repayments	(239,617)	(20,000)
Distributions paid	(34,165)	(34,895)
Deferred offering costs paid	(700)	(887)
Deferred financing costs paid	(418)	(2,816)
Repurchase of shares (net of early repurchase deduction)	(48)	—
Net cash provided by (used in) financing activities	42,725	497,600
Net increase (decrease) in cash	(4,105)	(3,156)
Effect of foreign exchange rate changes on cash	(293)	—
Cash and foreign currencies at the beginning of period	19,347	22,814
Cash and foreign currencies at the end of period	$14,949	$19,658
Supplemental disclosure of cash flow information
Cash paid for interest	$27,926	$10,876
Cash paid for taxes	330	74
Distributions payable	6,011	5,634
Reinvestment of distributions	2,300	68
Payable for shares repurchased	1,267	—

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.25%	6.00%	10/31/2030	$1,680	$1,684	$1,681	0.21%
GSP Holdings, LLC	(6)(8)(13)	First Lien Term Loan	S + 6.50%	10.40% (Incl. 0.75% PIK)	11/6/2026	105	105	101	0.01
							1,789	1,782	0.22
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.00%	11/15/2029	5,315	5,296	5,316	0.66
Kenco PPC Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.00%	11/15/2029	359	127	129	0.02
Lightbeam Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.80%	8.55%	5/6/2030	4,876	4,876	4,839	0.60
Lightbeam Bidco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.80%	8.55%	5/6/2030	642	642	637	0.08
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.80%	8.55%	5/6/2030	3,770	2,648	2,639	0.32
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.80%	8.55%	5/4/2029	491	—	(4)	—
							13,589	13,556	1.68
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2027	5,831	5,831	5,831	0.72
Enthusiast Auto Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	12/19/2027	64	—	—	—
OAC Holdings I Corp	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	3/30/2029	184	184	184	0.02
Power Stop, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.35%	1/26/2029	196	196	189	0.02
Quality Automotive Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	4,591	4,582	4,591	0.57
Quality Automotive Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	905	903	905	0.11
Quality Automotive Services, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	2,416	2,413	2,416	0.30
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	1,995	771	778	0.10
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	7/16/2027	257	—	—	—
Truck-Lite Co., LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	2/13/2032	193	192	191	0.02
Truck-Lite Co., LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	2/13/2032	1,698	1,698	1,686	0.21
Truck-Lite Co., LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	37	37	36	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	1,868	726	723	0.09
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	2/13/2032	930	(3)	(7)	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	2/13/2031	176	—	(1)	—
							17,530	17,522	2.16

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.25%	7/12/2032	$993	$996	$994	0.12%
							996	994	0.12
Building Products
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	4/26/2030	984	980	971	0.12
MDC Interior Acquisition Inc	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	4/26/2030	42	—	(1)	—
Surewerx Purchaser III Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	12/28/2029	197	196	197	0.02
WST USA Holdco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 4.75%	8.60%	3/31/2027	1,699	1,699	1,699	0.21
WST USA Holdco, Inc.	(6)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.60%	3/31/2027	249	249	249	0.03
							3,124	3,115	0.38
Capital Markets
Arax MidCo, LLC	(12)(14)	First Lien Term Loan	S + 5.25%	9.00%	3/24/2032	1,300	1,297	1,293	0.16
Arax MidCo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	3/24/2032	593	(1)	(3)	—
Arax MidCo, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	3/24/2032	107	—	(1)	—
Cub Financing Intermediate, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	3,724	3,710	3,724	0.46
Cub Financing Intermediate, LLC	(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/28/2030	1,731	1,717	1,731	0.21
Edgeco Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	6/1/2028	7,354	7,354	7,336	0.91
Edgeco Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	872	872	869	0.11
Edgeco Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	3,233	3,222	3,225	0.40
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.25%	6/1/2028	304	253	253	0.03
GTCR ABC Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	4/14/2033	3,077	3,062	3,062	0.38
GTCR ABC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/14/2033	1,282	(3)	(6)	—
GTCR ABC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	4/14/2033	641	(3)	(3)	—
HighTower Holding, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	2/1/2030	10	—	—	—
Lido Advisors, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	197	196	196	0.02
Lido Advisors, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	3,504	3,419	3,413	0.42
Lido Advisors, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	523	519	519	0.06
Lido Advisors, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	5/10/2032	615	458	456	0.06
The Ultimus Group Midco, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	7/1/2032	6,064	6,031	6,064	0.75
The Ultimus Group Midco, LLC	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/1/2032	2,031	(3)	—	—
The Ultimus Group Midco, LLC	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.25%	7/1/2032	762	(3)	—	—
							32,097	32,128	3.97

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/1/2032	$10,395	$10,352	$10,344	1.28%
Americhem, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/1/2032	2,691	(6)	(13)	—
Americhem, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/1/2032	1,906	(10)	(10)	—
Aurora Plastics, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	12,368	12,350	12,213	1.51
Aurora Plastics, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	1,398	1,398	1,380	0.17
Aurora Plastics, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	1,140	(2)	(14)	—
Aurorium Global Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.65%	1/2/2029	99	99	92	0.01
Boulder Scientific Company, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	12/31/2027	96	96	96	0.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	7/1/2032	8,067	8,032	7,986	0.99
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	E + 4.50%	6.82%	7/1/2032	EUR 1,345	1,581	1,521	0.19
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/1/2032	1,931	(4)	(19)	—
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	7/1/2032	1,862	(8)	(19)	—
Charkit Chemical Company, LLC	(8)(13)	First Lien Term Loan	S + 4.88%	8.64%	12/29/2026	100	100	96	0.01
DCG Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	6/13/2031	6,991	6,991	7,014	0.87
DCG Acquisition Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	6/13/2031	830	829	832	0.10
Hasa Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	1/10/2029	6,427	6,302	6,298	0.78
Hasa Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	1/10/2029	3,866	—	(77)	(0.01)
Hasa Acquisition, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.25%	1/10/2029	1,705	1,159	1,159	0.14
Lubricant Engineers	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/1/2029	196	196	196	0.02
Lubricant Engineers	(8)(12)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/1/2029	9,014	8,999	8,969	1.11
Lubricant Engineers	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.00%	9/1/2029	885	(4)	(4)	—
Plaskolite PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 8.00%	11.75% (Incl. 4.00% PIK)	5/9/2030	1,428	1,418	1,414	0.17
Plaskolite PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.75%	2/7/2030	101	25	25	—
Rocket Bidco, Inc.	(6)(8)(14)	First Lien Term Loan	C + 4.75%	7.36%	11/1/2030	CAD 196	142	136	0.02
							60,035	59,615	7.37
Commercial Services and Supplies
365RM Holdco, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	5/6/2033	2,095	2,085	2,085	0.26
365RM Holdco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/6/2033	152	—	(1)	—
365RM Holdco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	5/6/2033	253	29	29	—
Acuren Delaware Holdco, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	7/30/2031	350	350	351	0.04
Anticimex Global AB	(5)(6)(8)(16)	First Lien Term Loan	S + 2.90%	6.65%	11/17/2031	1,228	1,228	1,231	0.15
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	2,930	2,920	2,930	0.36
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	11/18/2029	2,354	2,350	2,354	0.29
Ares Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/18/2029	2,013	(2)	—	—
Ares Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	11/18/2029	1,610	517	520	0.07
BCPE Empire Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	12/11/2030	917	916	906	0.11
BIFM CA Buyer Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	646	646	649	0.08
CoolSys, Inc.	(5)(8)(14)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.50% PIK)	2/11/2030	202	200	156	0.02
Crimson FLS Acquisition, Inc.	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	2/18/2033	11,154	11,132	11,070	1.37
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/18/2033	2,950	513	495	0.06
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	2/18/2033	1,672	104	96	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
CRS Midco Holdings, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	12/31/2032	$3,453	$3,438	$3,427	0.43%
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/31/2032	1,154	(3)	(9)	—
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	12/31/2032	692	(3)	(5)	—
Discovery Purchaser Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.50%	10/4/2029	2,951	2,956	2,943	0.37
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	2/22/2030	1,395	1,392	1,395	0.17
FL Hawk Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.25%	2/22/2029	334	(1)	—	—
HeartLand PPC Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/12/2029	7,061	7,009	6,955	0.86
HeartLand PPC Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/12/2029	854	847	842	0.10
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/12/2029	3,067	45	7	—
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/12/2029	904	335	324	0.04
Hercules Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/15/2028	5,234	5,231	5,221	0.65
Hercules Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/15/2028	2,094	(4)	(6)	—
Hercules Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/15/2028	589	(4)	(1)	—
High Bar Brands Operating, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	12/19/2029	196	195	191	0.03
HP RSS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/11/2029	1,302	1,293	1,282	0.16
HP RSS Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/11/2029	273	272	269	0.03
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/11/2029	4,294	4,233	4,229	0.52
HP RSS Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/11/2029	278	276	274	0.03
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/11/2029	8,504	7,042	6,948	0.86
Low Voltage Holdings Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	4/28/2032	12,586	12,553	12,461	1.54
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/28/2032	1,679	(6)	(17)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	4/28/2032	1,599	171	161	0.02
Monarch Landscape Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	10/2/2028	197	196	196	0.02
Palmetto Acquisitionco Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.50%	9/18/2029	196	196	191	0.02
Pavion Corp.	(8)(14)	First Lien Term Loan	S + 6.00%	9.75%	10/30/2030	195	195	193	0.02
Polyphase Elevator Holding Company	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	11/24/2032	6,399	6,379	6,367	0.79
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	11/24/2032	1,025	766	765	0.09
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	11/24/2032	575	(2)	(3)	—
Project Boost Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.50%	7/16/2031	1,985	1,965	1,936	0.24
Saber Parent Holdings Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.25% PIK)	12/16/2032	9,103	9,083	9,012	1.11
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41% (Incl. 2.25% PIK)	12/16/2032	2,484	451	430	0.05
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.25%	12/16/2032	1,241	574	564	0.07

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Thermostat Purchaser III, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	8/31/2028	$197	$196	$195	0.02%
Valet Waste Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 6.00%	9.66%	5/1/2029	6,519	6,473	6,421	0.79
WRE Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.87%	7/2/2031	2,275	2,267	2,264	0.28
WRE Holding Corp.	(12)(14)	First Lien Term Loan	S + 5.00%	8.87%	7/2/2031	250	249	249	0.03
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	7/2/2031	480	480	477	0.06
WRE Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	7/2/2031	1,784	(4)	(9)	—
WRE Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.87%	7/2/2030	316	154	154	0.02
YLG Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/23/2030	9,289	9,269	9,243	1.14
YLG Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/23/2030	1,369	807	802	0.10
YLG Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/23/2030	1,214	107	107	0.01
Zinc Buyer Corporation	(12)(14)	First Lien Term Loan	S + 4.25%	8.00% (Incl. 2.38% PIK)	7/24/2031	7,286	7,255	7,104	0.88
Zinc Buyer Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/24/2031	670	(5)	(17)	—
Zinc Buyer Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	7/24/2031	790	63	48	0.01
Zone Climate Services, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.90%	3/9/2028	397	395	390	0.05
Zone Climate Services, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.65%	3/9/2028	636	439	433	0.06
							118,203	117,274	14.49
Construction & Engineering
Ampirical Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	9/30/2032	1,770	1,762	1,770	0.22
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/30/2032	2,655	(6)	—	—
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	9/30/2032	708	(3)	—	—
Bells Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.87%	4/25/2033	1,380	1,372	1,372	0.17
Bells Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/25/2033	409	408	407	0.05
Bells Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.87%	4/25/2033	218	(1)	(1)	—
CLS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	3/27/2030	196	195	195	0.02
FR Vision Holdings Inc	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	1/20/2031	3,937	3,933	3,869	0.48
FR Vision Holdings Inc	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	1/20/2031	2,134	261	229	0.03
FR Vision Holdings Inc	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	1/20/2031	977	973	960	0.12
FR Vision Holdings Inc	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	1/22/2030	248	25	21	—
Hydraulic Technologies USA LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	6/3/2031	824	812	783	0.10
Hydraulic Technologies USA LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.25%	6/3/2030	114	65	61	0.01
Kleinfelder Intermediate LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	9/18/2030	196	196	195	0.02
Mei Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.91%	6/29/2029	196	196	196	0.02
							10,188	10,057	1.24

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	5/5/2027	$197	$195	$194	0.02%
Red Fox CD Acquisition Corporation	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/4/2030	13,527	13,249	13,372	1.65
							13,444	13,566	1.67
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	7.00%	6/7/2031	2,968	2,972	2,957	0.37
CFs Brands, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.25%	8.91%	10/2/2030	3,446	3,446	3,446	0.43
CFs Brands, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	10/2/2029	493	279	279	0.03
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	7/2/2028	10,634	10,629	10,634	1.31
Cold Chain Technologies, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	7/2/2028	522	104	104	0.01
Nelipak Holding Company	(8)(12)(13)	First Lien Term Loan	S + 5.50%	9.25%	3/26/2031	7,843	7,843	7,726	0.95
Nelipak Holding Company	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	3/26/2031	946	(4)	(14)	—
Nelipak Holding Company	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.25%	3/26/2031	1,855	—	(28)	—
Packaging Coordinators Midco, Inc.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	10/15/2032	11,439	11,381	11,067	1.37
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/15/2032	3,548	236	146	0.02
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	10/15/2032	1,242	(8)	(40)	—
PLZ CORP.	(12)(13)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	4,497	4,454	4,464	0.55
PLZ CORP.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	637	(6)	(5)	—
ProAmpac PG Borrower LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.41%	3/6/2031	3,000	960	893	0.11
Rohrer Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.12%	3/15/2027	197	197	193	0.02
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	6/26/2030	3,831	3,802	3,783	0.47
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	SON + 5.25%	9.00%	6/26/2030	GBP 2,257	2,921	2,956	0.37
St Athena Global LLC	(6)(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	6/26/2029	590	80	76	0.01
Tank Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.75%	9.51%	3/31/2028	196	195	182	0.02
TricorBraun Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.91%	3/3/2031	5,021	5,011	4,710	0.58
Trident TPI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.50%	9/15/2028	2,463	2,467	2,368	0.29
Verde Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.75%	11/30/2030	3,950	3,958	3,743	0.46
							60,917	59,640	7.37

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.65%	1/13/2029	$98	$98	$97	0.01%
BC Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	12/21/2027	4,076	4,059	4,056	0.50
BC Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/21/2027	7,061	4,867	4,870	0.60
Blackbird Purchaser, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.50%	12/19/2030	119	119	116	0.01
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	12/19/2030	65	—	(1)	—
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.75%	9.50%	12/19/2029	124	74	72	0.01
Blackhawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	5,291	5,281	4,761	0.59
Blackhawk Industrial Distribution, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	113	113	102	0.01
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.65%	5/30/2027	1,031	634	532	0.07
Component Hardware Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	7/1/2027	90	90	90	0.01
DFS Holding Company, Inc.	(8)(13)	First Lien Term Loan	S + 7.50%	11.25% (Incl. 5.00% PIK)	1/31/2029	206	204	189	0.02
NFO Orange Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.37%	1/13/2033	5,714	5,702	5,686	0.70
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	1/13/2033	1,225	(1)	(6)	—
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.37%	1/13/2033	816	447	445	0.06
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	7/24/2031	7,315	7,298	7,260	0.90
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.37%	7/24/2031	3,965	3,957	3,936	0.49
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	7/24/2031	2,438	2,386	2,380	0.29
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	7/24/2031	3,855	(4)	(29)	—
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.37%	7/24/2031	813	(2)	(6)	—
							35,322	34,550	4.27
Diversified Consumer Services
AAH Topco., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.76%	12/22/2027	2,964	1,870	1,872	0.23
American Residential Services LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.50%	1/31/2030	870	—	(4)	—
Apex Service Partners, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	8.75%	10/24/2030	4,777	4,761	4,777	0.59
Apex Service Partners, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/24/2030	768	766	768	0.10
Apex Service Partners, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/24/2030	3,500	1,338	1,335	0.17
Apex Service Partners, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	10/24/2029	660	301	303	0.04
Ascend Learning, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	12/11/2028	990	991	967	0.12
Ave Holdings III, Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.62%	2/25/2028	6,371	6,304	5,781	0.71
Ave Holdings III, Corp.	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.37%	2/25/2028	514	(5)	(48)	(0.01)
AVG Intermediate Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.76%	5/16/2028	196	195	196	0.03
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	7/16/2027	906	904	899	0.11
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/16/2027	3,939	3,929	3,909	0.48

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
CVP Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	6/30/2031	$6,443	$6,436	$6,395	0.79%
CVP Holdco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/30/2031	972	968	965	0.12
CVP Holdco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	6/28/2030	686	(1)	(5)	—
Essential Services Holding Corporation	(8)(14)	First Lien Term Loan	S + 5.75%	9.50% (Incl. 2.88% PIK)	6/17/2031	2,023	2,019	1,982	0.25
Essential Services Holding Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	6/17/2030	247	108	104	0.01
Excel Fitness Consolidator LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	4/29/2030	651	651	648	0.08
Excel Fitness Consolidator LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/29/2030	2,636	2,609	2,623	0.32
Experigreen Intermediate Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	8,772	8,736	8,684	1.07
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	1,620	(6)	(16)	—
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	1,056	(5)	(11)	—
Fitness International LLC	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.16%	2/12/2029	10,716	10,716	10,739	1.33
Flint Opco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	8/15/2030	1,528	1,521	1,521	0.19
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/15/2030	297	(1)	(1)	—
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/15/2030	6,241	4,154	4,150	0.51
Flint Opco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	8/15/2029	212	(1)	(1)	—
FSHS I, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.16%	11/18/2028	196	195	195	0.03
Goodlife Fitness Centres Inc.	(6)(12)(14)	First Lien Term Loan	C + 5.25%	7.54%	4/1/2033	CAD 8,896	6,380	6,237	0.77
Goodlife Fitness Centres Inc.	(6)(7)(12)(14)	First Lien Revolver	C + 5.25%	7.54%	4/1/2033	CAD 1,647	(6)	(5)	—
GS Seer Group Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.50%	4/29/2030	98	97	89	0.01
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.50% (Incl. 3.13% PIK)	10/18/2030	5,049	5,031	5,024	0.62
GSV Holding, LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.00%	10/18/2030	217	(1)	—	—
Innovetive Petcare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	6/30/2028	5,377	5,377	5,350	0.66
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	6/30/2028	7,691	7,684	7,653	0.95
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	6/30/2028	1,989	1,980	1,979	0.24
Intel 471 INC.	(12)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/27/2028	200	200	198	0.02
Learning Care Group (US) No. 2 Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.75%	8/11/2028	413	412	325	0.04
Lido Purchaser, Inc.	(12)(15)	First Lien Term Loan	S + 4.75%	8.50%	4/4/2033	2,237	2,232	2,232	0.28
Lido Purchaser, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/4/2033	639	(1)	(1)	—
Quick Quack Car Wash Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	6/10/2031	197	197	196	0.03
Quick Quack Car Wash Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/10/2031	1,873	879	880	0.11
Quick Quack Car Wash Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/10/2031	3,142	3,142	3,134	0.39
Seahawk Bidco, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	12/19/2031	5,745	5,730	5,702	0.70
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/19/2031	8,300	2,417	2,371	0.29
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	12/19/2030	545	93	91	0.01
Taymax Group Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.76%	7/30/2027	196	196	196	0.02
Taymax Group Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	7/30/2027	843	279	280	0.04
Trackforce Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.50%	9.25%	6/23/2028	200	200	196	0.02
University Support Services LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.41%	2/10/2029	1,360	1,347	1,342	0.17
US Fitness Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.50%	9.25%	9/4/2031	10,139	10,106	10,139	1.25
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	9/4/2031	746	(6)	—	—
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.25%	9/4/2030	172	(1)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Vertex Service Partners, LLC	(8)(14)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 4.09% PIK)	11/8/2030	$203	$203	$196	0.02%
Vertex Service Partners, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 4.09% PIK)	11/8/2030	251	49	35	—
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.51%	12/1/2027	1,837	1,833	1,828	0.23
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	12/1/2027	2,214	2,209	2,203	0.27
VPP Intermediate Holdings, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.41%	12/1/2027	2,603	2,597	2,590	0.32
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	3,201	1,982	1,976	0.24
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.41%	12/1/2027	229	(1)	(1)	—
							122,289	121,162	14.97
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	7.00%	1/31/2032	2,000	1,979	1,942	0.24
Guardian US Holdco LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.00%	1/31/2030	2,211	2,217	2,185	0.27
Virgin Media Bristol LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.18%	7.15%	3/31/2031	1,500	1,493	1,335	0.16
Zacapa S.a r.l.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.50%	3/22/2029	2,470	2,474	2,469	0.31
							8,163	7,931	0.98
Electrical Equipment
AMP Purchaser, LLC	(12)(15)	First Lien Term Loan	S + 4.50%	8.16%	4/1/2033	2,214	2,209	2,209	0.28
AMP Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.16%	4/1/2033	286	(1)	(1)	—
Infinite Bidco LLC	(5)(8)(13)	First Lien Term Loan	S + 6.25%	10.00%	3/2/2028	98	98	99	0.01
							2,306	2,307	0.29
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	7/20/2029	3,831	3,805	3,831	0.47
Dwyer Instruments, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/20/2029	501	498	501	0.06
Dwyer Instruments, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	7/20/2029	706	592	599	0.08
Excelitas Technologies Corp.	(12)(14)	First Lien Term Loan	S + 5.25%	8.91%	8/13/2029	2,312	2,289	2,312	0.29
Phoenix 1 Buyer Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	11/20/2030	5,770	5,770	5,770	0.71
Phoenix 1 Buyer Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	11/20/2029	1,142	—	—	—
							12,954	13,013	1.61
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	8/27/2031	6,026	6,006	6,000	0.74
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	8/27/2031	1,528	661	664	0.08
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	8/27/2031	1,020	(4)	(4)	—
Integrated Power Services Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	17,221	17,209	17,005	2.10
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	2,017	(10)	(25)	—
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	1,117	51	40	0.01
Phillips & Temro Industries Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	3/12/2027	185	185	184	0.02
							24,098	23,864	2.95

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
1364720 B.C. LTD.	(6)(8)(14)	First Lien Term Loan	C + 4.50%	7.11%	9/9/2028	CAD 8,886	$6,286	$6,229	0.77%
1364720 B.C. LTD.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	7.11%	9/9/2028	CAD 5,558	4,037	3,895	0.48
Aprio Advisory Group, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	8/1/2031	8,250	8,235	8,209	1.01
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	5,148	4,190	4,189	0.52
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	3,233	3,229	3,216	0.40
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	8/1/2031	1,638	(3)	(8)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	11/25/2032	2,234	2,241	2,186	0.27
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	7/28/2031	16,043	16,043	15,893	1.96
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/28/2031	9,449	(11)	(89)	(0.01)
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	7/28/2031	1,368	654	644	0.08
CFGI Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.91%	11/2/2029	5,666	5,634	5,595	0.69
CFGI Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.91%	11/2/2029	270	(1)	(3)	—
Cherry Bekaert Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	10,358	10,316	10,228	1.26
Cherry Bekaert Advisory LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/28/2030	1,151	1,141	1,136	0.14
ClearCapital Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	6/30/2032	2,990	2,979	2,908	0.36
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/30/2032	184	(1)	(5)	—
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	6/30/2032	410	(3)	(11)	—
Contractual Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	10/10/2030	196	196	196	0.02
Contractual Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/10/2030	5,526	5,489	5,526	0.68
Focus Financial Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	3,316	3,309	3,242	0.40
Foreside Financial Group, LLC	(12)(16)	First Lien Term Loan	S + 5.25%	9.15%	10/1/2029	2,576	2,576	2,563	0.32
Frazier & Deeter Advisory, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	5/3/2032	3,118	3,110	3,095	0.38
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	5/3/2032	1,717	631	621	0.08
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	5/2/2031	325	128	128	0.02
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.60%	8/25/2028	5,266	5,266	5,266	0.65
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.85%	8/25/2028	916	913	912	0.11
Heights Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.60%	8/25/2028	863	857	863	0.11
Heights Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	8/25/2028	1,254	(2)	(6)	—
Heights Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.60%	8/25/2028	764	22	22	—
Kriv Acquisition Inc.	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.50%	7/31/2031	1,732	1,731	1,719	0.21
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/31/2031	3,044	(8)	(22)	—
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	7/31/2031	394	156	155	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	$11,762	$11,685	$11,614	1.43%
Minotaur Acquisition, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	1,451	1,428	1,433	0.18
Minotaur Acquisition, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	1,363	1,353	1,346	0.17
Minotaur Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	873	(6)	(11)	—
Monarch Finco, LLC	(6)(8)(15)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	1,125	1,120	1,125	0.14
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/29/2032	1,569	1,038	1,044	0.13
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	105	—	—	—
NAB Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.25%	11/23/2028	2,226	2,209	2,082	0.26
Neon Maple Purchaser Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	11/17/2031	3,943	3,957	3,850	0.48
OneSource Virtual, Inc.	(12)(15)	First Lien Term Loan	S + 4.75%	8.50%	1/30/2033	8,162	8,144	8,141	1.01
OneSource Virtual, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.50%	1/30/2033	1,192	(3)	(3)	—
Opalite Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	4/21/2033	2,616	2,603	2,603	0.32
Opalite Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/21/2033	244	(1)	(1)	—
Opalite Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	4/21/2033	367	(2)	(2)	—
Osttra Group Ltd.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.50%	7.25%	10/8/2032	719	716	720	0.09
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	4,701	4,683	4,689	0.58
Pathstone Family Office LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	1,042	41	41	0.01
Pathstone Family Office LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	1,453	1,436	1,450	0.18
Pathstone Family Office LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	5/15/2028	374	(1)	(1)	—
Petrus Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	10/17/2029	196	196	195	0.02
Project Accelerate Parent LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	2/24/2031	100	—	—	—
Ryan, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	4,988	4,965	4,957	0.61
Ryan, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	751	(1)	(6)	—
The Chartis Group, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	9/17/2031	1,247	1,242	1,241	0.15
The Chartis Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/17/2031	387	93	94	0.01
The Chartis Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	9/17/2031	194	(1)	(1)	—
Wealth Enhancement Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	197	196	196	0.02
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	9,661	8,252	8,252	1.02
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/2/2028	2,428	(2)	(6)	—
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.00%	10/2/2028	323	—	(1)	—
Wipfli Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	10/1/2032	2,165	2,160	2,127	0.26
Wipfli Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/1/2032	812	132	119	0.01
Wipfli Advisory LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	10/1/2032	541	(1)	(9)	—
							146,971	145,770	18.01
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.16%	3/10/2028	100	13	15	—
Fiesta Purchaser, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	3,127	3,134	3,072	0.38
RB Holdings Interco, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	5/4/2028	196	194	195	0.03
Sigma Holdco B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 4.25%	8.12%	10/31/2030	2,827	2,830	2,728	0.34
Sugar Ppc Buyer LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	10/2/2031	6,779	1,994	1,952	0.24
WPP Bullet Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	12/7/2030	5,091	5,064	5,040	0.62
WPP Bullet Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.00%	12/7/2029	83	(1)	(1)	—
							13,228	13,001	1.61

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
Edpo, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	$5,523	$5,518	$5,523	0.68%
Edpo, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	6,794	6,794	6,794	0.84
Edpo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2029	828	(3)	—	—
Edpo, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/8/2028	744	196	198	0.03
							12,505	12,515	1.55
Ground Transportation
AMS Parent, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.76%	10/25/2028	196	194	183	0.02
							194	183	0.02
Health Care Technology
Acentra Holdings, LLC	(8)(15)	First Lien Term Loan	S + 5.50%	9.25%	12/17/2029	75	75	75	0.01
Caerus US 1 Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	5/25/2029	196	194	194	0.02
Continental Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	4/2/2031	6,670	6,669	6,653	0.82
Continental Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	4/2/2031	3,889	3,881	3,879	0.48
Continental Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	4/2/2031	1,804	1,799	1,800	0.22
Continental Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	4/2/2031	741	221	220	0.03
Continental Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	4/2/2031	1,769	(3)	(4)	—
Cotiviti, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	3/26/2032	3,889	3,856	3,540	0.44
DeLorean Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	12/16/2031	4,302	4,276	4,248	0.52
DeLorean Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/16/2031	653	(5)	(8)	—
Empower Payments Investor, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2031	8,502	8,488	8,417	1.04
Empower Payments Investor, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	3/12/2031	7,767	7,749	7,689	0.95
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/12/2031	1,722	(2)	(17)	—
Empower Payments Investor, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2031	3,084	3,065	3,053	0.38
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/12/2030	163	—	(2)	—
Ensemble RCM, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	2/10/2031	457	—	(1)	—
F&M Buyer LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	3/18/2032	3,582	3,567	3,546	0.44
F&M Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	3/18/2032	1,194	(2)	(12)	—
F&M Buyer LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	3/18/2032	522	(3)	(5)	—
Goldeneye Parent, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	3/31/2032	11,928	11,906	11,749	1.45
Goldeneye Parent, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	3/31/2032	1,744	(4)	(26)	—
HT Intermediary III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	11/12/2030	6,206	6,184	6,174	0.76
HT Intermediary III, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/12/2030	1,527	1,517	1,520	0.19
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	11/12/2030	573	208	207	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
IMO Investor Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.87%	5/11/2029	$3,520	$3,520	$3,485	0.43%
IMO Investor Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	5/11/2029	270	270	268	0.03
IMO Investor Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.87%	5/11/2028	370	—	(4)	—
Invictus Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	6/3/2031	7,701	7,701	7,701	0.95
Invictus Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/3/2031	3,258	3,242	3,258	0.40
Invictus Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	6/3/2031	1,210	—	—	—
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	8,959	8,920	8,959	1.11
Net Health Acquisition Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	7/3/2031	973	(4)	—	—
Perfectserve, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	2/27/2032	3,325	3,311	3,325	0.41
Perfectserve, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	2/27/2032	475	(2)	—	—
SDS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.10%	9/30/2027	196	196	196	0.02
Swoop Intermediate III, Inc.	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.25%	4/12/2032	7,590	7,580	7,571	0.94
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/12/2032	1,214	(3)	(3)	—
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	4/12/2032	1,214	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.88% PIK)	3/12/2032	5,621	5,609	5,537	0.68
Unlimited Technology Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	3/12/2032	747	(2)	(11)	—
Vatica Health, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	4,440	4,418	4,318	0.53
Vatica Health, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	445	(2)	(12)	—
Wisdom Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.00%	7/24/2032	6,121	6,108	5,968	0.74
Wisdom Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.00%	7/24/2032	636	(2)	(16)	—
							114,493	113,426	14.02
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.26%	1/31/2028	200	200	200	0.03
Aspen Medical Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	6/10/2028	1,819	1,819	1,810	0.22
Belmont Instrument, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	8/19/2028	194	194	194	0.03
Blades Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	3/28/2028	199	199	198	0.02
Blades Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/28/2028	3,810	2,205	2,197	0.27
Blades Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/28/2028	7	7	7	—
Blades Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	3/28/2028	305	—	(2)	—
Cadence, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.40%	5/21/2028	196	196	194	0.03
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	12/7/2028	2,978	2,968	2,955	0.37
CDL Parent, Inc.	(12)(13)	First Lien Term Loan	S + 4.50%	8.25%	12/7/2028	14,344	14,282	14,236	1.76
CDL Parent, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/7/2028	1,644	32	23	—
CPC/Cirtec Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	1/30/2029	1,640	1,635	1,640	0.20
CPC/Cirtec Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	10/31/2028	558	166	167	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Sentry Acquisition, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	2/2/2033	$3,831	$3,814	$3,831	0.47%
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2033	1,056	(2)	—	—
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	2/2/2033	633	(3)	—	—
Tarrytown Acquisition Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	3,128	3,116	3,097	0.38
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	671	(2)	(7)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	566	(3)	(6)	—
TIDI Legacy Products, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2029	196	196	195	0.02
							31,019	30,929	3.82
Healthcare Providers and Services
123Dentist Inc.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.00%	7.29%	8/10/2029	CAD 10,008	7,108	7,032	0.87
AB Centers Acquisition Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	7,207	7,181	7,189	0.89
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	7/2/2031	450	218	220	0.03
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	7/2/2031	428	(2)	(1)	—
Arrow Management Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	7/26/2032	2,186	2,177	2,165	0.27
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	7/26/2032	784	105	99	0.01
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	7/26/2032	262	80	78	0.01
Cardiology Management Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.40%	1/31/2029	196	196	195	0.03
Community Medical Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.62%	12/15/2028	98	97	98	0.01
Crown Laundry, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	5/28/2031	2,654	2,643	2,648	0.33
Crown Laundry, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	5/28/2031	434	143	143	0.02
Crown Laundry, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	5/28/2031	507	35	36	—
CVR Management, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/4/2027	111	—	—	—
CVR Management, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/4/2027	196	196	196	0.03
DCA Investment Holding LLC	(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	6/2/2031	16	16	16	—
DCA Investment Holding LLC	(12)(14)	First Lien Term Loan	S + 6.50%	10.25% (Incl. 2.25% PIK)	6/2/2031	106	106	106	0.01
Docs, MSO, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.85%	6/1/2028	47	47	46	0.01
ENT MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.10%	12/31/2028	157	157	156	0.02
EPFS Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	7/31/2031	6,822	6,797	6,652	0.82
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/31/2031	213	(1)	(5)	—
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	7/31/2031	686	161	148	0.02
Eyesouth Eye Care Holdco, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.51%	10/5/2029	2,102	2,102	2,081	0.26
Eyesouth Eye Care Holdco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	10/5/2029	4,262	4,227	4,220	0.52
GTCR BC Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	11/19/2032	5,268	5,234	5,202	0.64
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	11/19/2032	1,129	(4)	(14)	—
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	11/19/2031	602	(5)	(8)	—
ImageFirst Holdings, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	3/12/2030	2,800	—	—	—
IvyRehab Intermediate II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.85%	4/23/2029	196	196	194	0.03
JKC Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	2/13/2032	374	373	371	0.05

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	$130	$129	$128	0.02%
JKC Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	702	419	414	0.05
JKC Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	2/13/2032	87	34	34	—
MRO Corporation	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	6/9/2032	9,070	9,010	9,070	1.12
MRO Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/9/2032	795	(5)	—	—
MRO Corporation	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	6/9/2032	795	(3)	—	—
New ACI Buyer LLC	(12)(14)	First Lien Term Loan	S + 5.75%	9.50%	6/29/2031	33	33	33	—
New ACI Buyer, LLC	(12)(14)	First Lien Term Loan	S + 5.50%	9.25%	6/29/2031	11	11	11	—
OIS Management Services, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	11/16/2028	3,773	3,727	3,773	0.47
OIS Management Services, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/16/2028	3,103	3,065	3,103	0.38
ONS MSO, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	7/7/2028	210	209	186	0.02
ONS MSO, LLC	(7)(12)(13)	First Lien Revolver	S + 6.25%	10.00%	7/7/2028	24	21	19	—
Onsite Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.60%	12/28/2027	196	196	193	0.02
Orsini Pharmaceutical Services, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	5/22/2031	3,317	3,304	3,318	0.41
Orsini Pharmaceutical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	5/22/2030	226	(1)	—	—
Phynet Dermatology LLC	(8)(13)	First Lien Term Loan	S + 6.50%	10.25%	10/20/2029	204	204	198	0.02
Premise Health Holding Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	11/8/2032	8,991	8,978	8,969	1.12
Premise Health Holding Corp.	(12)(14)	First Lien Term Loan	S + 4.75%	8.50%	11/8/2032	1,430	1,424	1,427	0.18
Premise Health Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/8/2032	1,268	753	756	0.09
Premise Health Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	11/6/2031	1,008	(1)	(3)	—
RxSense Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	3/12/2027	4,056	4,056	4,036	0.50
RxSense Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	3/12/2027	619	—	(3)	—
SCHP Purchaser, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	10/22/2032	3,140	3,126	3,030	0.37
SCHP Purchaser, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	10/22/2032	523	(2)	(18)	—
Smile Doctors LLC	(8)(14)	First Lien Term Loan	S + 5.90%	9.87%	12/23/2028	98	98	98	0.02
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	2/2/2032	5,918	5,905	5,918	0.73
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2032	1,149	(3)	—	—
Soleo Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2032	702	701	702	0.09
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	2/2/2032	704	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	11/1/2028	197	197	197	0.02
Specialtycare, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	12/18/2029	6,123	6,095	6,108	0.75
Specialtycare, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/18/2029	1,351	346	347	0.04
Specialtycare, Inc.	(7)(12)(16)	First Lien Revolver	S + 3.75%	7.50%	12/18/2029	204	—	—	—
TurningPoint Healthcare Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.51%	7/14/2027	196	196	196	0.02
United Digestive MSO Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.50%	3/30/2029	196	196	196	0.02
USHV Management, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/8/2032	3,938	3,923	3,918	0.48
USHV Management, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/8/2032	373	119	119	0.01
USHV Management, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	9/8/2031	549	74	74	0.01
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/19/2031	2,944	2,940	2,937	0.37
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	9/19/2031	8,806	8,768	8,762	1.08
Valeris, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	9/19/2031	1,465	(6)	(7)	—
							107,826	107,511	13.29

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	8/19/2027	$196	$196	$195	0.02%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 7,419	5,318	5,226	0.65
Movati Athletic (Group) Inc.	(6)(7)(12)(16)	First Lien Delayed Draw Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 918	(6)	—	—
Southpaw Ap Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.40%	3/2/2028	2,754	2,752	2,740	0.34
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	3/2/2028	621	564	563	0.07
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.40%	3/2/2028	252	57	56	0.01
							8,881	8,780	1.09
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	10/1/2027	200	200	199	0.02
							200	199	0.02
Household Products
TPC US Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.65%	3/1/2027	38	38	38	—
Wu Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	4/19/2032	10,187	10,167	10,111	1.25
Wu Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/19/2032	2,497	(2)	(19)	—
Wu Holdco, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.50%	4/19/2032	777	(2)	(6)	—
							10,201	10,124	1.25
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	E + 4.75%	7.07%	8/6/2032	EUR 617	716	702	0.09
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	8/6/2032	9,199	9,199	9,107	1.12
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/6/2032	3,424	(6)	(34)	—
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	8/6/2032	1,179	—	(12)	—
							9,909	9,763	1.21
Insurance
Acrisure, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.66%	11/6/2030	1,985	1,987	1,800	0.22
Allied Benefits Systems Intermediate LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.66%	10/31/2030	3,945	3,945	3,925	0.49
AMBA Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.10%	7/30/2027	3,550	3,540	3,550	0.44
AMBA Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	7/30/2027	851	849	851	0.11
AMBA Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	7/30/2027	223	(1)	—	—
Amerilife Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	8/31/2029	3,283	3,277	3,275	0.40
Amerilife Holdings LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	12,117	12,088	12,087	1.49
Amerilife Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	1,110	198	196	0.02
Amerilife Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	8/31/2028	556	137	138	0.02
AQ Sunshine, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	7/24/2033	6,097	6,082	6,082	0.75
AQ Sunshine, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	7/24/2033	1,370	69	66	0.01
AQ Sunshine, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	7/24/2032	685	(3)	(3)	—
Ardonagh Midco 3 Limited	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.87%	2/15/2031	3,943	3,943	3,827	0.47
Bellwether Buyer, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	4,182	4,176	4,182	0.52
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	2,178	303	305	0.04
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	871	(2)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Broadstreet Partners, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	6/13/2031	$1,082	$1,084	$1,047	0.13%
Foundation Risk Partners, Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/29/2030	4,280	2,978	2,970	0.37
Galway Borrower LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	4,471	4,457	4,432	0.55
Galway Borrower LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/29/2028	285	284	282	0.03
Galway Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/29/2028	823	(1)	(7)	—
Galway Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	9/29/2028	429	135	132	0.02
Higginbotham Insurance Agency, Inc	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	6,664	6,664	6,647	0.82
Higginbotham Insurance Agency, Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	519	178	177	0.02
Higginbotham Insurance Agency, Inc	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	557	554	556	0.07
Imagine 360 LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	9/30/2028	1,379	1,375	1,361	0.17
Imagine 360 LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	9/30/2028	767	(2)	(10)	—
Imagine 360 LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	9/30/2028	327	(2)	(4)	—
Integrity Marketing Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	7,545	7,529	7,545	0.93
Iris Specialty Acquisition LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	11/20/2032	7,326	7,312	7,271	0.90
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/20/2032	1,235	110	102	0.01
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	11/20/2032	1,087	244	239	0.03
Mclarens Midco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.65%	12/19/2027	2,550	2,550	2,543	0.31
Mclarens Midco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	659	657	657	0.08
Mclarens Midco Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	891	891	889	0.11
Mclarens Midco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	1,370	(3)	(3)	—
Mclarens Midco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.51%	12/19/2027	287	92	91	0.01
Oakbridge Insurance Agency, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	11/1/2029	196	196	194	0.02
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/1/2029	2,319	(5)	(29)	—
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	11/1/2029	2,569	2,417	2,412	0.30
OneDigital Borrower LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	1,976	1,976	1,920	0.24
Pareto Health Intermediate Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.75%	6/1/2030	3,369	3,360	3,352	0.41
Pareto Health Intermediate Holdings, Inc.	(12)(13)	First Lien Term Loan	S + 5.00%	8.75%	6/1/2030	1,839	1,830	1,830	0.23
Pareto Health Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	6/1/2029	156	(1)	(1)	—
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.90%	10/16/2028	7,933	7,910	7,874	0.97
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	10/16/2028	1,387	1,384	1,377	0.17
Patriot Growth Insurance Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	534	(2)	(4)	—
Riser Interco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	10/31/2029	581	581	578	0.07
Riser Interco, LLC	(8)(14)	First Lien Term Loan	SON + 4.75%	8.50%	10/31/2029	GBP 977	1,293	1,289	0.16
Riser Interco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/31/2029	888	(2)	(4)	—
Riser Interco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	10/31/2029	520	186	183	0.02
Simplicity Financial Marketing Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	12/31/2031	6,684	6,659	6,668	0.82
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/31/2031	4,293	1,658	1,665	0.21
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	12/31/2031	903	(5)	(2)	—
THG Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	10/31/2031	2,924	2,924	2,910	0.36
THG Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	10/31/2031	658	486	484	0.06
THG Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	10/31/2031	330	81	79	0.01
Trucordia Insurance Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	7.00%	6/17/2032	269	268	240	0.03
World Insurance Associates, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	4/3/2030	4,032	4,031	4,022	0.50
World Insurance Associates, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/3/2030	2,854	1,943	1,942	0.24
World Insurance Associates, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	4/3/2030	209	(1)	(1)	—
							116,841	116,176	14.36

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(12)(14)	First Lien Term Loan	S + 6.50%	10.25%	6/30/2028	$200	$200	$199	0.02%
Cardinal Parent, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.50%	8.40%	11/12/2027	196	189	174	0.02
DT1 Midco Corp	(8)(12)(14)	First Lien Term Loan	S + 5.25%	8.91%	12/30/2031	7,643	7,622	7,528	0.93
DT1 Midco Corp	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	12/30/2031	754	751	743	0.09
DT1 Midco Corp	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/30/2031	2,540	11	(20)	—
DT1 Midco Corp	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	12/30/2030	1,183	(3)	(18)	—
Govdelivery Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.50% (Incl. 2.25% PIK)	1/17/2031	203	203	203	0.03
Marco Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	11/24/2027	200	200	200	0.02
Medallia, Inc.	(8)(14)(17)	First Lien Term Loan	S + 6.00%	9.97%	10/29/2028	105	99	60	0.01
Noble Midco 3 Limited	(8)(14)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 0.50% PIK)	6/10/2031	5,094	5,093	5,004	0.62
Noble Midco 3 Limited	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/10/2031	824	—	(14)	—
Noble Midco 3 Limited	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/10/2030	1,120	168	148	0.02
PDI TA Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 2.50% PIK)	2/3/2031	206	206	202	0.03
Ridge Trail US Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	9/30/2031	8,556	8,509	8,513	1.05
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/30/2031	2,994	396	401	0.05
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	3/31/2031	998	(6)	(5)	—
Safety Borrower Holdings LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	5,751	5,745	5,664	0.70
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/19/2032	888	(1)	(13)	—
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	765	43	32	—
Saturn Borrower Inc	(8)(13)	First Lien Term Loan	S + 6.00%	9.75%	11/13/2028	3,861	3,845	3,784	0.47
Saturn Borrower Inc	(7)(12)(13)	First Lien Revolver	S + 6.00%	9.75%	11/13/2028	640	170	162	0.02
Spirit RR Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.35%	9/13/2028	3,202	3,198	3,154	0.39
Spirit RR Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.76%	8.61%	9/13/2028	725	725	718	0.09
Spirit RR Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	9/13/2028	272	—	(4)	—
Storable, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.50%	4/16/2029	100	—	—	—
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.51%	2/19/2030	1,982	1,978	1,982	0.24
Trunk Acquisition, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	1,824	1,544	1,549	0.19
VS Buyer, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.50%	6.25%	10/11/2030	100	—	(3)	—
Welocalize, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.10%	5/31/2027	197	196	194	0.02
							41,081	40,537	5.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	12/12/2029	$6,051	$6,051	$5,960	0.73%
Kwol Acquisition, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/12/2029	9,515	9,445	9,373	1.16
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	12/12/2029	1,734	(3)	(26)	—
LSCS Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.25%	3/4/2032	1,481	1,475	1,457	0.18
Sotera Health Holdings, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.25%	5.91%	5/30/2031	782	782	784	0.10
							17,750	17,548	2.17
Machinery
Dynatect Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.35%	9/29/2028	189	189	189	0.02
Flow Control Solutions, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	3/29/2029	5,217	5,168	5,191	0.64
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	3/29/2029	936	100	99	0.01
Merlin Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.50%	4/16/2031	1,450	(5)	(14)	—
Process Equipment, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.37%	3/6/2028	196	196	196	0.03
Process Insights Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 4.60% PIK)	7/18/2029	198	198	180	0.02
RFI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.35%	8/5/2030	3,451	3,437	3,434	0.43
RFI Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.35%	8/5/2030	2,599	958	953	0.12
RFI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.35%	8/5/2030	600	34	33	—
SunSource Borrower, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.76%	3/25/2031	1,965	1,974	1,969	0.24
Victory Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	2/13/2031	100	(1)	(1)	—
							12,248	12,229	1.51

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
MH Sub I, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.25%	7.91%	12/31/2031	$2,463	$2,443	$2,141	0.26%
Planet US Buyer LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.75%	2/7/2031	2,364	2,369	2,375	0.29
Red Ventures, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	3/4/2030	939	938	873	0.11
							5,750	5,389	0.66
Oil, Gas and Consumable Fuels
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	5,078	5,071	5,052	0.63
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/24/2028	435	434	432	0.05
Valicor PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.66%	1/24/2028	710	411	408	0.05
							5,916	5,892	0.73
Personal Care Products
Apothecary Products, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.12%	7/27/2027	171	171	168	0.02
Swanson Health Products, Incorporated	(8)(13)	First Lien Term Loan	S + 5.75%	9.76%	6/30/2027	182	182	180	0.02
							353	348	0.04
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	8/1/2032	1,498	1,499	1,506	0.19
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/30/2030	2,978	2,978	2,889	0.36
Bamboo US BidCo LLC	(8)(16)	First Lien Term Loan	E + 5.25%	7.57%	9/30/2030	EUR 2,681	2,930	2,970	0.37
Bamboo US BidCo LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	9/30/2030	1,880	1,871	1,823	0.22
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	10/1/2029	826	289	264	0.03
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.12%	12/22/2031	4,637	4,619	4,614	0.57
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.12%	12/22/2031	4,212	1,757	1,744	0.22
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.12%	12/22/2031	894	(3)	(4)	—
Exactcare Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	11/5/2029	196	196	196	0.02
NH Kronos Parent, Inc.	(12)(15)	First Lien Term Loan	S + 4.50%	8.25%	1/31/2033	12,693	12,666	12,630	1.56
NH Kronos Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	1/31/2033	841	(1)	(4)	—
NH Kronos Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	1/31/2033	1,261	(3)	(6)	—
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.00%	3/29/2032	11,582	11,549	11,582	1.43
Puma Buyer, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.00%	3/29/2032	2,005	(7)	—	—
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	4/4/2030	2,467	2,459	2,467	0.30
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.50%	4/4/2030	3,816	3,816	3,816	0.47
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	4/4/2030	7,496	7,462	7,496	0.93
TerSera Therapeutics LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.50%	4/4/2030	261	(1)	—	—
							54,076	53,983	6.67

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	8/13/2032	$1,305	$1,300	$1,292	0.16%
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	8/13/2032	393	(1)	(4)	—
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	8/13/2032	255	(1)	(3)	—
Analytic Partners, LP	(12)(14)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	953	951	951	0.12
Analytic Partners, LP	(8)(14)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	3,853	3,849	3,844	0.48
Analytic Partners, LP	(7)(12)(16)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	502	(2)	(1)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	11/18/2031	2,839	2,829	2,796	0.35
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/18/2031	1,453	510	491	0.06
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	11/18/2031	667	106	98	0.01
Clinical Education Alliance, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.90%	12/21/2026	98	98	98	0.01
Crisis Prevention Institute, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 4.75%	8.50%	4/9/2029	100	—	—	—
Disa Holdings Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/9/2028	2,810	2,810	2,796	0.35
Disa Holdings Corp.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/9/2028	547	547	545	0.07
Disa Holdings Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/9/2028	567	567	564	0.07
DTI Holdco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.66%	4/26/2029	727	635	665	0.08
Foreigner Bidco Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	9.85%	4/19/2028	200	200	192	0.02
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	2,553	2,555	2,436	0.30
HSI Halo Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	6/30/2031	7,700	7,687	7,565	0.93
HSI Halo Acquisition, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	6/30/2031	692	690	680	0.08
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	6/28/2030	932	(2)	(16)	—
IG Investments Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/22/2028	2,569	2,569	2,569	0.32
IG Investments Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	9/22/2028	293	—	—	—
Iris Buyer LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	10/2/2030	196	194	196	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Keng Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	8/1/2029	$196	$195	$194	0.02%
Lighthouse Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/22/2031	2,358	(6)	(24)	—
Marina Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	7/1/2030	2,114	2,099	2,082	0.26
Marina Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.75%	7/1/2030	307	(2)	(5)	—
MHE Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.90%	7/21/2027	200	200	198	0.02
Monarch Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.37%	6/2/2032	4,885	4,865	4,837	0.60
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/2/2032	2,049	434	419	0.05
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.50%	6/2/2032	923	181	175	0.02
OMNIA Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.50%	12/31/2032	3,109	3,116	3,119	0.39
Propio LS, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	5/10/2030	7,227	7,198	7,191	0.89
Propio LS, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	5/10/2030	200	45	45	0.01
Rimkus Consulting Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	4/1/2031	8,827	8,827	8,562	1.06
Rimkus Consulting Group, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	4/1/2031	607	607	589	0.07
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	4/1/2030	1,201	300	264	0.03
Ruppert Landscape, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	12/3/2029	4,564	4,557	4,541	0.56
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/3/2029	6,391	3,852	3,874	0.48
Ruppert Landscape, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/3/2029	601	601	598	0.07
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	12/3/2029	865	192	190	0.02
Sedgwick Claims Management Services, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	1,460	1,463	1,444	0.18
Skopima Consilio Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.41%	5/12/2028	3,312	3,317	2,747	0.34
USRP Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	8,543	8,517	8,543	1.06
USRP Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	2,757	2,601	2,617	0.32
USRP Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	900	(3)	—	—
Vaco Holdings, LLC	(5)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	1/21/2027	100	—	(18)	—
Vensure Employer Services, Inc.	(8)(12)(15)	First Lien Term Loan	S + 5.00%	8.75%	9/29/2031	2,465	2,463	2,428	0.30
VT Topco, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	987	986	970	0.12
YA Intermediate Holdings II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	10/1/2031	5,337	5,318	5,284	0.65
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/1/2031	2,252	709	693	0.09
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.87%	10/1/2031	1,084	588	582	0.07
							91,311	89,893	11.11
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	9/15/2028	10,083	10,062	10,083	1.25
Sako and Partners Lower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	9/15/2028	1,091	(3)	—	—
							10,059	10,083	1.25

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Adelaide Borrower, LLC	(12)(14)	First Lien Term Loan	S + 6.00%	9.75%	5/8/2030	$203	$202	$197	0.02%
Ahead DB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.25%	2/1/2031	731	730	721	0.09
Alta Buyer, LLC	(12)(13)	First Lien Term Loan	S + 4.50%	8.25%	2/18/2033	7,698	7,672	7,678	0.95
Alta Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.25%	2/18/2033	837	(3)	(2)	—
AQA Acquisition Holding, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.00%	3/3/2028	100	—	(19)	—
Articulate Global, LLC	(8)(15)	First Lien Term Loan	S + 4.00%	7.75%	10/25/2032	13,189	13,162	13,091	1.62
Articulate Global, LLC	(7)(12)(15)	First Lien Revolver	S + 4.00%	7.75%	10/25/2032	1,326	(3)	(10)	—
Artifact Bidco, Inc.	(8)(15)	First Lien Term Loan	S + 4.15%	7.90%	7/28/2031	3,354	3,336	3,354	0.41
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.15%	7.90%	7/28/2031	821	(5)	—	—
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.15%	7.90%	7/26/2030	587	(3)	—	—
Banker's Toolbox, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.37%	7/27/2029	3,429	3,429	3,403	0.42
Banker's Toolbox, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	7/27/2029	1,085	(3)	(8)	—
Bluecat Networks (USA) Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.50%	9.25%	8/8/2028	1,463	1,458	1,457	0.18
Boxer Parent Company Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.50%	7/30/2031	3,943	3,945	3,563	0.44
Camelot U.S. Acquisition LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	4,260	4,267	3,937	0.49
Catalis Intermediate, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.15%	8/4/2027	98	97	98	0.01
Central Parent LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	7.00%	7/6/2029	3,085	3,071	1,602	0.20
Clearwater Analytics Holdings, Inc.	(12)(13)	First Lien Term Loan	S + 4.50%	8.25%	6/27/2033	9,129	9,106	9,129	1.13
Clearwater Analytics Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/27/2033	1,691	(2)	—	—
Clearwater Analytics Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.25%	6/27/2033	1,099	(3)	—	—
Cloud Software Group, Inc.	(5)(6)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.00%	9/28/2029	100	—	—	—
Concord Global Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	12/29/2031	3,946	3,930	3,906	0.48
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/29/2031	1,715	613	600	0.07
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	12/29/2031	686	(3)	(7)	—
ConnectWise, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.51%	9/29/2028	2,231	2,236	2,061	0.25
Conservice Midco, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.25%	2/25/2033	7,578	7,563	7,559	0.93
Conservice Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	2/25/2033	1,032	(2)	(3)	—
Digital.AI Software Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	9.75%	8/10/2028	98	98	94	0.01
DS Admiral Bidco, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.25%	6/26/2029	100	—	(5)	—
DT Intermediate Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75% (Incl. 2.25% PIK)	2/22/2030	3,444	3,433	3,332	0.41
DT Intermediate Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/22/2030	1,657	310	265	0.03
Eagan Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	8.00%	9/8/2032	5,765	5,754	5,679	0.70
Eagan Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/8/2032	1,441	(2)	(22)	—
Eagan Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.00%	9/8/2032	769	(2)	(12)	—
Eclipse Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	9/8/2031	7,862	7,836	7,705	0.95
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	9/8/2031	1,333	(5)	(27)	—
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	9/8/2031	676	(3)	(14)	—
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	10.00%	8/29/2029	199	199	192	0.02
Edition Holdings, Inc.	(12)(14)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	11,578	11,559	11,404	1.41
Edition Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	2,417	(3)	(36)	—
Edition Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	1,005	35	22	—
Emburse, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.00%	5/28/2032	7,368	7,354	7,276	0.90
Emburse, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	5/28/2032	1,316	(1)	(16)	—
Emburse, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.00%	5/28/2032	1,316	(3)	(20)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Empyrean Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	11/26/2031	$1,382	$1,377	$1,383	0.17%
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/26/2031	553	(1)	—	—
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	11/26/2031	207	(1)	—	—
ESG Investments, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	3/11/2029	4,499	4,491	4,454	0.55
Fourth Enterprises, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	10,638	10,598	10,452	1.29
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	2,079	(8)	(36)	—
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	959	(5)	(17)	—
Genesys Cloud Services Holdings I, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	3,104	3,091	2,980	0.37
GS Acquisitionco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	5/25/2028	74	74	70	0.01
Higher Logic, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	1/10/2029	4,499	4,486	4,488	0.55
Higher Logic, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	1/10/2029	380	(2)	(1)	—
Hyphen Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	2,694	2,688	2,680	0.33
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	8/6/2032	501	(1)	(3)	—
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.16%	8/6/2032	301	(1)	(2)	—
Inhabitiq Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.16%	1/12/2032	2,485	2,482	2,467	0.30
Inhabitiq Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/12/2032	697	(1)	(5)	—
Inhabitiq Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	1/12/2032	436	(1)	(3)	—
Innovative Systems L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	8/20/2032	3,391	3,377	3,341	0.41
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/20/2032	1,453	286	269	0.03
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	8/20/2032	485	(2)	(8)	—
Kaseya Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.00%	3/20/2030	761	(4)	(156)	(0.02)
Kipu Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.00%	1/27/2028	196	196	196	0.02
KPA Parent Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	7,188	7,158	7,117	0.88
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	940	(2)	(9)	—
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	711	(4)	(7)	—
Litera Bidco LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.66%	5/1/2028	197	196	196	0.02
Majesco, LLC	(12)(15)	First Lien Term Loan	S + 4.50%	8.25%	1/7/2033	11,807	11,800	11,571	1.43
Majesco, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	1/7/2033	1,027	(1)	(21)	—
Mastery Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/7/2029	197	196	197	0.02
Maverick Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.62%	12/2/2031	21,502	21,456	21,180	2.62
Maverick Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	12/2/2031	1,075	(1)	(16)	—
Maverick Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.62%	12/2/2031	860	(2)	(13)	—
McAfee Corp.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.66%	3/1/2029	3,191	3,194	2,845	0.35
ML Holdco, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.00%	10/25/2032	7,249	7,236	7,249	0.90
ML Holdco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/25/2032	1,886	(2)	—	—
Monotype Imaging Holdings Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	2/28/2031	1,211	1,213	1,211	0.15
Monotype Imaging Holdings Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	2/28/2031	26	26	26	—
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	2/28/2030	154	—	—	—
Montana Buyer Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.41%	7/22/2029	2,623	2,620	2,583	0.32
Montana Buyer Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	7/22/2028	307	—	(5)	—
MRI Software LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.50%	2/10/2028	6,874	6,863	6,822	0.84
MRI Software LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/10/2028	1,280	1,272	1,270	0.16
MRI Software LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/10/2028	441	244	240	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
MRI Software LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	2/10/2028	$324	$78	$79	0.01%
Nasuni Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/10/2030	6,250	6,215	6,156	0.76
Nasuni Corporation	(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	9/10/2030	1,953	1,946	1,924	0.24
Nasuni Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	9/10/2030	1,302	(7)	(20)	—
Navex Global Holdings Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	10/14/2032	10,417	10,411	10,261	1.27
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/14/2032	2,539	(3)	(38)	—
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.66%	10/14/2031	1,922	—	(29)	—
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	C + 4.75%	7.04%	5/3/2029	CAD 1,544	1,115	1,088	0.13
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	5/3/2029	4,374	4,372	4,374	0.54
North Star Acquisitionco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/3/2029	275	275	275	0.03
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	5/3/2029	780	705	706	0.09
Oeconnection LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	12,568	12,547	12,443	1.54
Oeconnection LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	6,491	(5)	(65)	(0.01)
Oeconnection LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	1,628	(3)	(16)	—
OLO Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2032	8,831	8,812	8,698	1.07
OLO Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	9/13/2032	799	(2)	(12)	—
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.50%	1/27/2032	6,300	6,277	6,300	0.78
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	1/27/2032	2,002	1,999	1,997	0.25
Onit, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	1/27/2032	2,786	(6)	—	—
Onit, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	1/27/2032	929	(5)	—	—
Onward Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.05%	8.71% (Incl. 2.68% PIK)	4/1/2033	5,011	4,992	4,993	0.62
Onward Acquireco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	4/1/2033	2,133	(4)	(7)	—
Onward Acquireco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.41%	4/1/2033	889	(3)	(3)	—
Pegasus Transtech Holding, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	195	195	192	0.02
Perforce Software, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.41%	3/21/2031	2,005	2,006	1,035	0.13
Prism Parent Co. Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.66%	9/19/2028	5,480	5,414	5,439	0.67
Prism Parent Co. Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	9/19/2028	1,411	546	552	0.07
Proofpoint, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.75%	8/31/2028	985	985	953	0.12
Renaissance Holding Corp	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.75%	4/5/2030	1,779	1,780	1,419	0.17
Routeware, Inc.	(12)(13)	First Lien Term Loan	S + 5.25%	9.00%	9/18/2031	3,182	3,170	3,142	0.39
Routeware, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	9/18/2031	1,477	340	328	0.04
Routeware, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	9/18/2031	341	67	64	0.01
Supernova Intermediate Pty Ltd	(6)(12)(15)	First Lien Term Loan	S + 5.00%	8.75%	5/12/2033	9,173	9,152	9,151	1.13
Supernova Intermediate Pty Ltd	(6)(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	5/12/2033	3,336	(4)	(8)	—
Supernova Intermediate Pty Ltd	(6)(7)(12)(15)	First Lien Revolver	S + 5.00%	8.75%	5/12/2033	1,168	(3)	(3)	—
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.15%	6/30/2028	197	197	197	0.02
Trimech Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	3/10/2028	5,401	5,385	5,401	0.67
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/10/2028	1,370	(1)	—	—
Trimech Acquisition Corp.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/10/2028	2,449	2,433	2,449	0.30
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.50%	3/10/2028	1,550	(8)	—	—
UKG Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.25%	6.00%	2/10/2031	1,758	1,758	1,659	0.20
Ungerboeck Systems International, LLC	(12)(13)	First Lien Term Loan	S + 4.75%	8.50%	4/30/2029	6,982	6,955	6,842	0.85
Validity, Inc.	(8)(15)	First Lien Term Loan	S + 5.00%	8.87%	4/12/2032	1,818	1,787	1,773	0.22
Validity, Inc.	(7)(12)(16)	First Lien Revolver	S + 5.00%	8.87%	4/10/2030	392	—	(4)	—
Vamos Bidco, Inc	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	1/30/2032	2,626	2,616	2,547	0.31

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Vamos Bidco, Inc	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	1/30/2032	$1,105	$(2)	$(33)	—%
Vamos Bidco, Inc	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.25%	1/30/2032	332	54	45	0.01
WatchGuard Technologies, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2029	196	195	184	0.02
							302,653	295,537	36.52
Specialty Retail
SCW Holdings III Corp.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.75%	3/17/2032	7,065	7,052	6,995	0.87
SCW Holdings III Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	3/17/2032	1,200	(4)	(12)	—
SCW Holdings III Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	3/17/2031	872	(3)	(9)	—
Shock Doctor Intermediate, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	11/20/2029	188	188	188	0.02
							7,233	7,162	0.89
Technology Hardware, Storage and Peripherals
TouchTunes Music Group, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.50%	4/2/2029	197	196	180	0.02
Ubeo, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.00%	7/3/2028	196	196	196	0.02
Ubeo, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/3/2028	1,777	844	852	0.11
Victors Purchaser, LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.25%	12/23/2032	9,621	9,621	9,548	1.18
Victors Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.25%	12/23/2032	2,447	2,444	2,428	0.30
Victors Purchaser, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/23/2032	1,909	—	(14)	—
Victors Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.91%	12/23/2032	1,617	155	146	0.02
							13,456	13,336	1.65
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 1.25%	4.91%	5/22/2030	420	98	98	0.01
Team Acquisition Corporation	(7)(12)(13)(17)	First Lien Revolver	S + 7.00%	10.75%	11/21/2028	100	91	41	0.01
Varsity Brands, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.50%	8/26/2031	2,960	2,967	2,968	0.36
							3,156	3,107	0.38
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	197	197	197	0.02
Painters Supply and Equipment Co.	(8)(13)	First Lien Term Loan	S + 5.50%	9.35%	8/10/2027	197	195	193	0.02
Surfaceprep Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.62%	2/4/2030	1,882	1,882	1,873	0.23
SurfacePrep Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	2/4/2030	3,016	2,578	2,568	0.32
Surfaceprep Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	2/4/2030	358	357	356	0.05
Surfaceprep Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.62%	2/4/2030	362	45	43	0.01
							5,254	5,230	0.65
Transportation Infrastructure
Psc Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.91%	4/3/2031	1,605	1,605	1,605	0.20
Psc Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	4/3/2031	385	384	385	0.05
Psc Parent, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	4/3/2031	268	268	268	0.03
Psc Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.91%	4/3/2030	292	140	140	0.02
VRS Buyer, Inc.	(5)(8)(12)(16)	First Lien Term Loan	S + 3.50%	7.25%	10/12/2032	108	107	107	0.01
VRS Buyer, Inc.	(5)(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 3.50%	7.25%	10/12/2032	8	—	—	—
							2,504	2,505	0.31

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 9.00% PIK)	4/12/2028	$254	$253	$254	0.03%
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 5.50%	9.25% (Incl. 2.78% PIK)	4/12/2028	231	231	231	0.03
Alert Media, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.91%	4/12/2028	109	19	19	—
CCI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	5/13/2032	9,851	9,809	9,802	1.21
CCI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	5/13/2032	580	—	(3)	—
							10,312	10,303	1.27
Total Secured Debt Investments							1,692,424	1,673,535	206.81

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(12)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	$889	$883	$883	0.11%
							883	883	0.11
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(12)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	3,204	3,134	3,100	0.39
New ACI Intermediate I LLC	(12)	Subordinated Unsecured Term Loan	N/A	10.00% PIK	6/28/2032	29	29	29	—
							3,163	3,129	0.39
Software
OEC Holdco, LLC	(12)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	5,289	5,200	5,130	0.63
							5,200	5,130	0.63
Total Unsecured Debt Investments							9,246	9,142	1.13

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	$628	$496	0.06%
							628	496	0.06
Capital Markets
GTCR ABC Buyer, LLC	(9)	Common	—	—	—	854	—	—	—
GTCR ABC Holdings, LLC	(9)	Preferred	—	—	—	1	854	854	0.11
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	159	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	—	—	146	151	161	0.02
							1,156	1,174	0.15
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	326	0.04
Buckman Laboratories	(9)	LP Units	—	—	—	372	373	372	0.05
							618	698	0.09
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	LP Units	—	—	—	1	1,050	1,408	0.17
REP Summit Coinvest IV, L.P.	(9)(12)	LP Units	—	—	—	323	324	294	0.04
							1,374	1,702	0.21

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	LP Units	—	—	—	1	$726	$613	0.08%
Proampac PG Parent LLC	(9)(12)	Preferred	N/A	13.00% PIK	—	250	253	252	0.03
TCB Holdings I LLC	(9)(12)	Preferred	N/A	14.00% PIK	—	5,000	5,574	5,424	0.67
							6,553	6,289	0.78
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(9)	Common	—	—	—	—	172	169	0.02
Lido Co-Invest L.P.	(9)	LP Units	—	—	—	145	145	145	0.02
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,628	0.20
							1,618	1,942	0.24
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	—	—	259	288	286	0.03
Opalite Holdings, L.P.	(3)(9)	LP Units	—	—	—	—	409	409	0.05
TA Investors Thunderbolt, L.P.	(7)(9)	LP Units	—	—	—	417	349	297	0.04
							1,046	992	0.12
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	391	0.05
F&M Buyer LLC	(9)	Common	—	—	—	365	365	410	0.05
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	335	0.04
Goldeneye Parent, LLC	(3)(9)	LP Units	—	—	—	—	417	469	0.06
Goldeneye Parent, LLC	(9)	LP Units	—	—	—	20	—	39	—
Novacap TMT VI Co-Investment (Invita) LP	(7)(9)	LP Units	—	—	—	229	241	220	0.03
Unlimited Technology Holdings, LLC	(9)	LP Units	—	—	—	552	552	430	0.05
							2,292	2,294	0.28
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(9)	LP Units	—	—	—	423	381	419	0.05
							381	419	0.05
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Common	—	—	—	—	279	282	0.04
ACG Parent Holdings, LP	(9)	Preferred	—	—	—	3	3	28	—
Cyan Investors LP	(7)(9)	LP Units	—	—	—	610	535	485	0.06
DCA TopCo LP	(9)(12)	LP Units	—	—	—	7	81	81	0.01
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	228	0.03
MRO Corporation	(3)(9)	Common	—	—	—	—	239	266	0.03
New ACI Holdings LLC	(3)(9)(12)	Common	—	—	—	—	55	55	0.01
SCHP Holdings, L.P.	(9)	LP Units	—	—	—	3	331	355	0.04
							1,679	1,780	0.22

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
BayPine Regal Co-Invest, LP	(9)	LP Units	—	—	—	538	$538	$538	0.07%
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,182	0.14
							1,773	1,720	0.21
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	LP Units	—	—	—	1,369	1,369	886	0.11
							1,369	886	0.11
Professional Services
Monarch Buyer, Inc.	(9)	LP Units	—	—	—	1,376	1,395	1,383	0.17
							1,395	1,383	0.17
Software
CB ML Co-Invest, L.P.	(9)	Common	—	—	—	1,031	1,035	1,278	0.16
Five Arrows Supernova Falt Co-Invest Scsp	(6)(9)	Common	—	—	—	418	425	418	0.05
Five Arrows Supernova Falt Co-Invest Scsp	(6)(9)	Common	—	—	—	4	4	4	—
GT Silver Co-Invest SCSp	(3)(9)	LP Units	—	—	—	—	718	718	0.09
Noble Aggregator LP	(9)	Common	—	—	—	2	1,506	1,058	0.13
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1	1,121	914	0.11
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1,000	—	—	—
							4,809	4,390	0.54
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	1	500	691	0.09
							500	691	0.09
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	275	0.03
							162	275	0.03
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	374	0.05
							286	374	0.05
Total Equity Investments							27,639	27,505	3.40
Total Investments - non-controlled/non-affiliated							1,729,309	1,710,182	211.34

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						$23,289	$23,289	2.88%
Total Short-term Investments							23,289	23,289	2.88
Total Investments at fair value							$1,752,598	$1,733,471	214.22%

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 5.03% of total assets as calculated in accordance with regulatory requirements.
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
9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $27,505 or 3.40% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
BayPine Regal Co-Invest, LP	LP Units	June 1, 2026
Buckman Laboratories	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Clarity Technologies Holdings, LP	Common	September 25, 2025
Cyan Investors LP	LP Units	November 19, 2025
DCA TopCo LP	LP Units	June 2, 2026
DeLorean Topco, L.P.	Common	December 16, 2024
EPFS Acquisition Holdings, LP	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
GTCR ABC Buyer, LLC	Common	April 14, 2026
GTCR ABC Holdings, LLC	Preferred	April 14, 2026
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Iris Specialty Acquisition LLC	Common	November 20, 2025
KPCI Co-Invest 2, LP	LP Units	September 26, 2025
Lal Group Holdings, LLC	Common	August 6, 2025
Lal Group Holdings, LLC	Preferred	August 6, 2025
Lido Co-Invest L.P.	LP Units	April 2, 2026
Low Voltage Holdings Inc.	LP Units	April 28, 2025
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025
New ACI Holdings LLC	Common	June 29, 2026
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
OMERS Apollo Investment Holdings, LLC	LP Units	December 30, 2024
Opalite Holdings, L.P.	LP Units	April 21, 2026
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
SCHP Holdings, L.P.	LP Units	October 24, 2025
Scorpion Holdings, LLC	LP Units	December 27, 2024
Scorpion Holdings, LLC	LP Units	December 27, 2024
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk Holdings, LP	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
TCB Holdings I LLC	Preferred	January 31, 2025
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
VRS Parent Holdings LP	Common	July 18, 2025

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $23,289 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2026.
12.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
13.
Loan includes interest floor of 1.00%.
14.
Loan includes interest floor of 0.75%.
15.
Loan includes interest floor of 0.50%.
16.
Loan includes interest floor of 0.00%.
17.
Loan is on non-accrual status.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

As of June 30, 2026, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
365RM Holdco, LLC	Delayed Draw Term Loan	5/8/2028	$152	$(1)
365RM Holdco, LLC	Revolver	5/6/2033	223	(1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	1,085	(3)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	229	(1)
AB Centers Acquisition Corporation	Revolver	7/2/2031	428	(1)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	393	(4)
ABC Legal Holdings, LLC	Revolver	8/13/2032	255	(3)
Alert Media, Inc.	Revolver	4/12/2028	90	—
Alta Buyer, LLC	Revolver	2/18/2033	837	(2)
AMBA Buyer, Inc.	Revolver	7/30/2027	223	—
AMP Purchaser, LLC	Revolver	4/1/2033	286	(1)
American Residential Services LLC	Revolver	1/31/2030	870	(4)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(10)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	—	—
Amerilife Holdings LLC	Delayed Draw Term Loan	3/1/2027	912	(2)
Amerilife Holdings LLC	Revolver	8/31/2028	417	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	2,655	—
Ampirical Solutions, LLC	Revolver	9/30/2032	708	—
Analytic Partners, LP	Revolver	4/4/2030	502	(1)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	2,148	(11)
Apex Service Partners, LLC	Revolver	10/24/2029	357	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	933	(5)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,638	(8)
AQ Sunshine, Inc.	Delayed Draw Term Loan	6/1/2028	1,297	(6)
AQ Sunshine, Inc.	Revolver	7/24/2032	685	(3)
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	(19)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	593	(3)
Arax MidCo, LLC	Revolver	3/24/2032	107	(1)
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	2,013	—
Ares Holdings, LLC	Revolver	11/18/2029	1,090	—
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	678	(7)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	180	(2)
Articulate Global, LLC	Revolver	10/25/2032	1,326	(10)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	821	—
Artifact Bidco, Inc.	Revolver	7/26/2030	587	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(14)
Ave Holdings III, Corp.	Revolver	2/25/2028	514	(48)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Bamboo US BidCo LLC	Revolver	10/1/2029	$537	$(16)
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	1,085	(8)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,156	(11)
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	84	(1)
Bells Parent, Inc.	Revolver	4/25/2033	218	(1)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	1,873	—
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	871	—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	65	(1)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	49	(1)
Blackhawk Industrial Distribution, Inc.	Revolver	5/30/2027	396	(40)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	1,594	(8)
Blades Buyer, Inc.	Revolver	3/28/2028	305	(2)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	2,447	(12)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	(4)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	1,931	(19)
Bulab Holdings, Inc.	Revolver	7/1/2032	1,862	(19)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	940	(14)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	558	(8)
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	1,608	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	9,449	(89)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	711	(7)
CFGI Holdings, LLC	Revolver	11/2/2029	270	(3)
CFs Brands, LLC	Revolver	10/2/2029	214	—
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	184	(5)
ClearCapital Holdings, LLC	Revolver	6/30/2032	410	(11)
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	1,691	—
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	1,099	—
Cloud Software Group, Inc.	Revolver	9/28/2029	100	—
Cold Chain Technologies, LLC	Revolver	7/2/2028	417	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	1,098	(11)
Concord Global Acquisition, LLC	Revolver	12/29/2031	686	(7)
Conservice Midco, LLC	Revolver	2/25/2033	1,032	(3)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/22/2028	518	(1)
Continental Buyer, Inc.	Revolver	4/2/2031	1,769	(4)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	390	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$858	$(4)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	(4)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	2,432	(18)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	1,564	(12)
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	290	(1)
Crown Laundry, LLC	Revolver	5/28/2031	470	(1)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	1,154	(9)
CRS Midco Holdings, LLC	Revolver	12/31/2032	692	(5)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(5)
CVR Management, LLC	Delayed Draw Term Loan	1/4/2027	111	—
Cyan Investors LP	LP Units	N/A	74	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(8)
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(5)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	1,339	(44)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,522	(38)
DT1 Midco Corp	Revolver	12/30/2030	1,183	(18)
Dwyer Instruments, LLC	Revolver	7/20/2029	107	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	1,441	(22)
Eagan Parent, Inc.	Revolver	9/8/2032	769	(12)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	1,333	(27)
Eclipse Buyer, Inc.	Revolver	9/8/2031	676	(14)
Edgeco Buyer, Inc.	Revolver	6/1/2028	51	—
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,417	(36)
Edition Holdings, Inc.	Revolver	12/20/2032	968	(15)
Edpo, LLC	Delayed Draw Term Loan	8/29/2027	828	—
Edpo, LLC	Revolver	12/8/2028	545	—
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(16)
Emburse, Inc.	Revolver	5/28/2032	1,316	(20)
Empower Payments Investor, LLC	Delayed Draw Term Loan	2/22/2028	1,722	(17)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	(2)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	—
Empyrean Solutions, LLC	Revolver	11/26/2031	207	—
Ensemble RCM, LLC	Revolver	2/10/2031	457	(1)
Enthusiast Auto Holdings, LLC	Revolver	12/19/2027	64	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	213	(5)
EPFS Buyer, Inc.	Revolver	7/31/2031	522	(13)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Essential Services Holding Corporation	Revolver	6/17/2030	$138	$(2)
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	1,620	(16)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	1,056	(11)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	(12)
F&M Buyer LLC	Revolver	3/18/2032	522	(5)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	334	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	2,060	(10)
Flint Opco, LLC	Delayed Draw Term Loan	6/6/2028	297	(1)
Flint Opco, LLC	Revolver	8/15/2029	212	(1)
Flow Control Solutions, Inc.	Revolver	3/29/2029	832	(4)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,288	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(36)
Fourth Enterprises, LLC	Revolver	3/21/2031	959	(17)
FR Vision Holdings Inc	Delayed Draw Term Loan	9/26/2027	1,867	(33)
FR Vision Holdings Inc	Revolver	1/22/2030	223	(3)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	2/22/2028	1,082	(8)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	195	(1)
Galway Borrower LLC	Delayed Draw Term Loan	2/7/2028	823	(7)
Galway Borrower LLC	Revolver	9/29/2028	293	(3)
Gloves Buyer, Inc.	Revolver	5/22/2030	322	—
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	(26)
Goodlife Fitness Centres Inc.	Revolver	4/1/2033	1,160	(5)
GSV Holding, LLC	Revolver	10/18/2030	217	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	4/15/2028	1,282	(6)
GTCR ABC Buyer, LLC	Revolver	4/14/2033	641	(3)
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	1,129	(14)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	602	(8)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	3,424	(34)
Harvey Tool Company, LLC	Revolver	8/6/2032	1,179	(12)
Hasa Acquisition, LLC	Delayed Draw Term Loan	11/14/2026	3,866	(77)
Hasa Acquisition, LLC	Revolver	1/10/2029	511	(10)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	3,014	(45)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	566	(8)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(6)
Heights Buyer, LLC	Revolver	8/25/2028	743	—
Hercules Borrower LLC	Delayed Draw Term Loan	9/16/2026	2,092	(5)
Hercules Borrower LLC	Revolver	12/15/2028	589	(1)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	340	(1)
Higher Logic, LLC	Revolver	1/10/2029	380	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
HighTower Holding, LLC	Revolver	2/1/2030	$10	$—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	1,429	(21)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	932	(16)
HT Intermediary III, Inc.	Revolver	11/12/2030	363	(2)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	48	(2)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	501	(3)
Hyphen Solutions, LLC	Revolver	8/6/2032	301	(2)
IG Investments Holdings, LLC	Revolver	9/22/2028	293	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	767	(10)
Imagine 360 LLC	Revolver	9/30/2028	327	(4)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	370	(4)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	(5)
Inhabitiq Inc.	Revolver	1/12/2032	436	(3)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	1,163	(17)
Innovative Systems L.L.C.	Revolver	8/20/2032	484	(8)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	2,017	(25)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	1,064	(13)
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	1,124	(8)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	840	(6)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	281	(3)
JKC Parent, Inc.	Revolver	2/13/2032	52	(1)
Kaseya Inc.	Revolver	3/20/2030	761	(156)
Kenco PPC Buyer LLC	Revolver	11/15/2029	230	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	940	(9)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	(7)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	3,043	(23)
Kriv Acquisition Inc.	Revolver	7/31/2031	236	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Kwol Acquisition, Inc.	Revolver	12/12/2029	$1,734	$(26)
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	65	—
Lido Advisors, LLC	Revolver	5/10/2032	154	(1)
Lido Purchaser, Inc.	Delayed Draw Term Loan	4/3/2028	639	(1)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	1,103	(8)
Lightbeam Bidco Inc.	Revolver	5/4/2029	491	(4)
Lighthouse Parent Holdings, Inc.	Delayed Draw Term Loan	5/6/2028	2,358	(24)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	1,679	(17)
Low Voltage Holdings Inc.	Revolver	4/28/2032	1,421	(14)
Lubricant Engineers	Revolver	9/1/2029	885	(4)
Majesco, LLC	Revolver	1/7/2033	1,027	(21)
Marina Acquisition, Inc.	Revolver	7/1/2030	307	(5)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	1,075	(16)
Maverick Bidco Inc.	Revolver	12/2/2031	860	(13)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	1,370	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	196	—
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	(1)
Merlin Buyer, Inc.	Revolver	4/16/2031	1,450	(14)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	873	(11)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	1,886	—
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	1,610	(16)
Monarch Buyer, Inc.	Revolver	6/2/2032	738	(7)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	525	—
Monarch Finco, LLC	Revolver	10/29/2032	105	—
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Montana Buyer Inc.	Revolver	7/22/2028	307	(5)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	646	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	197	(1)
MRI Software LLC	Revolver	2/10/2028	243	(2)
MRO Corporation	Delayed Draw Term Loan	6/9/2027	795	—
MRO Corporation	Revolver	6/9/2032	795	—
Nasuni Corporation	Revolver	9/10/2030	1,302	(20)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	2,539	(38)
Navex Global Holdings Corporation	Revolver	10/14/2031	1,922	(29)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	946	(14)
Nelipak Holding Company	Revolver	3/26/2031	1,855	(28)
Net Health Acquisition Corp.	Revolver	7/3/2031	973	—
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	1,224	(6)
NFO Orange Buyer, LLC	Revolver	1/13/2033	367	(2)
NH Kronos Parent, Inc.	Delayed Draw Term Loan	1/31/2028	841	(4)
NH Kronos Parent, Inc.	Revolver	1/31/2033	1,261	(6)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(14)
Noble Midco 3 Limited	Revolver	12/10/2030	952	(17)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
North Star Acquisitionco, LLC	Revolver	5/3/2029	$74	$—
Novacap TMT VI Co-Investment (Invita) LP	LP Units	N/A	(11)	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	138	(1)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	2,319	(29)
Oeconnection LLC	Delayed Draw Term Loan	12/26/2028	6,491	(65)
Oeconnection LLC	Revolver	12/23/2032	1,628	(16)
OLO Parent, Inc.	Revolver	9/13/2032	799	(12)
OneSource Virtual, Inc.	Revolver	1/30/2033	1,191	(3)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	—
Onit, Inc.	Revolver	1/27/2032	929	—
ONS MSO, LLC	Revolver	7/7/2028	3	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	2,133	(7)
Onward Acquireco, Inc.	Revolver	4/1/2033	889	(3)
Opalite Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	244	(1)
Opalite Buyer, Inc.	Revolver	4/21/2033	367	(2)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	3,287	(107)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	1,242	(40)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	156	(1)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/2/2028	999	(2)
Pathstone Family Office LLC	Revolver	5/15/2028	374	(1)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	(4)
Perfectserve, Inc.	Revolver	2/27/2032	475	—
Valeris, Inc.	Revolver	9/19/2031	1,465	(7)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	75	(1)
PLZ CORP.	Revolver	3/31/2032	637	(5)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	255	(1)
Polyphase Elevator Holding Company	Revolver	11/24/2032	575	(3)
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	509	(1)
Premise Health Holding Corp.	Revolver	11/6/2031	1,008	(3)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	849	(6)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	2,040	(46)
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	154	(1)
Psc Parent, Inc.	Revolver	4/3/2030	152	—
Puma Buyer, LLC	Revolver	3/29/2032	2,005	—
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	1,217	—
Quality Automotive Services, LLC	Revolver	7/16/2027	257	—
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	988	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	$154	$—
REP RS Coinvest IV, L.P.	LP Units	N/A	42	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	1,633	(8)
RFI Buyer, Inc.	Revolver	8/5/2030	564	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,578	(13)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	998	(5)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	(27)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	888	(4)
Riser Interco, LLC	Revolver	10/31/2029	334	(2)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	1,131	(14)
Routeware, Inc.	Revolver	9/18/2031	273	(3)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	2,486	(12)
Ruppert Landscape, LLC	Revolver	12/3/2029	670	(3)
RxSense Holdings LLC	Revolver	3/12/2027	619	(3)
Ryan, LLC	Revolver	11/7/2030	751	(6)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	2,029	(20)
Saber Parent Holdings Corp.	Revolver	12/16/2032	665	(7)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	888	(13)
Safety Borrower Holdings LLC	Revolver	12/19/2032	722	(11)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,091	—
Saturn Borrower Inc	Revolver	11/13/2028	465	(9)
SCHP Purchaser, Inc.	Revolver	10/22/2032	523	(18)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	1,200	(12)
SCW Holdings III Corp.	Revolver	3/17/2031	872	(9)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/25/2027	5,866	(44)
Seahawk Bidco, LLC	Revolver	12/19/2030	450	(3)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	1,056	—
Sentry Acquisition, LLC	Revolver	2/2/2033	633	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	2,618	(7)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	902	(2)
Soleo Holdings, Inc.	Delayed Draw Term Loan	6/2/2028	1,149	—
Soleo Holdings, Inc.	Revolver	2/2/2032	704	—
Southpaw Ap Buyer, LLC	Delayed Draw Term Loan	7/30/2026	55	—
Southpaw Ap Buyer, LLC	Revolver	3/2/2028	195	(1)
Specialtycare, Inc.	Delayed Draw Term Loan	8/27/2027	1,001	(3)
Specialtycare, Inc.	Revolver	12/18/2029	204	(1)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	$272	$(4)
St Athena Global LLC	Revolver	6/26/2029	507	(6)
Storable, Inc.	Revolver	4/16/2029	100	—
Sugar Ppc Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(48)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	3,336	(8)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	1,167	(3)
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	433	(2)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	317	(2)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	1,214	(3)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	(3)
TA Investors Thunderbolt, L.P.	LP Units	N/A	68	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	671	(7)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	566	(6)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	563	—
Team Acquisition Corporation	Revolver	11/21/2028	7	(4)
TerSera Therapeutics LLC	Revolver	4/4/2030	261	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	292	(1)
The Chartis Group, LLC	Revolver	9/17/2031	194	(1)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	2,031	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	762	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	170	(1)
THG Acquisition, LLC	Revolver	10/31/2031	249	(1)
Trimech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	1,370	—
Trimech Acquisition Corp.	Revolver	3/10/2028	1,550	—
Truck-Lite Co., LLC	Delayed Draw Term Loan	12/17/2026	1,130	(8)
Truck-Lite Co., LLC	Delayed Draw Term Loan	6/17/2027	930	(7)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	(1)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
Ubeo, LLC	Delayed Draw Term Loan	2/18/2028	925	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(11)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	746	—
US Fitness Holdings, LLC	Revolver	9/4/2030	172	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	253	(1)
USHV Management, LLC	Revolver	9/8/2031	472	(2)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	140	—
USRP Holdings, Inc.	Revolver	12/31/2029	900	—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(18)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	$298	$(1)
Validity, Inc.	Revolver	4/10/2030	392	(4)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	1,105	(33)
Vamos Bidco, Inc	Revolver	1/30/2032	276	(8)
Vatica Health, Inc.	Revolver	10/29/2032	445	(12)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(12)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	41	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	3,855	(29)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	813	(6)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,909	(14)
Victors Purchaser, LLC	Revolver	12/23/2032	1,459	(11)
Victory Buyer LLC	Revolver	2/13/2031	100	(1)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	1,209	(6)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	229	(1)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	8	—
VS Buyer, LLC	Revolver	10/11/2030	100	(3)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	1,385	(3)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	2,428	(6)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	(1)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	678	(12)
Wipfli Advisory LLC	Revolver	10/1/2032	541	(9)
Wisdom Purchaser, LLC	Revolver	7/24/2032	636	(16)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	905	(2)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	1,784	(9)
WRE Holding Corp.	Revolver	7/2/2030	161	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(19)
Wu Holdco, Inc.	Revolver	4/19/2032	777	(6)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	1,537	(15)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	491	(5)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	560	(3)
YLG Holdings, Inc.	Revolver	12/23/2030	1,101	(6)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	670	(17)
Zinc Buyer Corporation	Revolver	7/24/2031	722	(18)
Zone Climate Services, Inc.	Revolver	3/9/2028	191	(4)
Total Unfunded Commitments			$345,540	$(3,133)

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

ANTARES PRIVATE CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Private Credit Fund (the “Company”) is a Delaware statutory trust formed on May 1, 2023 which commenced investment operations on November 5, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a non-exchange traded, perpetual-life BDC, whose Common Shares are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

While the Company’s investment strategy primarily focuses on companies in the United States, the Company intends to also invest in companies in Canada, Europe and other locations outside the United States, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of June 30, 2026. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2026, the Company’s wholly owned subsidiaries include: APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in "Due to affiliates" on the Consolidated Statements of Assets and Liabilities. For both the three and six months ended June 30, 2026, the Company did not incur any organization costs. For the three and six months ended June 30, 2025, the Company incurred $95 and $119 in organization costs, respectively.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from the date of incurrence. For the three and six months ended June 30, 2026, the Company incurred $195 and $700 of offering costs, respectively, and amortized $337 and $640, respectively. For the three and six months ended June 30, 2025, the Company incurred $208 and $887 of offering costs, respectively, and amortized $468 and $944, respectively.

As of June 30, 2026 and December 31, 2025, $585 and $525, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

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

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

Management fees

The base management fee is payable monthly in arrears at an annual rate of 1.25% of the Company’s NAV as of the first business day of the applicable month. For the three and six months ended June 30, 2026, the Company incurred management fees of $2,514 and $4,945, respectively. For the three and six months ended June 30, 2025, the Company incurred management fees of $2,039 and $4,004 before impact of waived fees, respectively, and the Adviser elected to waive $2,039 and $4,004, respectively, resulting in no net management fees owed to the Adviser.

As of June 30, 2026 and December 31, 2025, management fees payable balances owed to the Adviser were $2,514 and $2,283, respectively.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, the Company incurred income based incentive fees of $2,494 and $4,983, respectively. For the three and six months ended June 30, 2025, the Company incurred income based incentive fees of $2,399 and $4,668 before the impact of waived fees, respectively, and the Adviser elected to waive $2,399 and $4,668, respectively, resulting in no income based incentive fees owed to the Adviser. For the three and six months ended June 30, 2026 and 2025, the Company did not incur any capital gains incentive fees.

As of June 30, 2026 and December 31, 2025, total incentive fee payable balances were $2,494 and $2,462, respectively.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid-up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2026, the Company incurred administrative service fees of $231 and $413, respectively. For the three and six months ended June 30, 2025, the Company incurred administrative service fees of $176 and $332, respectively.

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

As of and for the six months ended June 30, 2026, there were no outstanding balances nor additional payments due or made in connection with the acquisition of the Acquired SPVs, and the amounts herein represent total consideration paid for the Acquired SPVs.

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

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of June 30, 2026, no Class S shares or Class D shares have been issued.

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

For both the three and six months ended June 30, 2026, the Adviser did not waive any expenses pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2025, the Adviser waived $148 and $648 in expenses, respectively, pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2026 and 2025, the Company made no Reimbursement Payments to the Adviser.

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

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,692,424	$1,673,535	96.54%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	9,246	9,142	0.53	8,614	8,617	0.52
Equity Investments	27,639	27,505	1.59	23,032	24,577	1.48
Short-Term Investments	23,289	23,289	1.34	56,001	56,001	3.36
Total Investments	$1,752,598	$1,733,471	100.00%	$1,666,882	$1,665,503	100.00%

As of June 30, 2026 and December 31, 2025, there were 2 and 1 portfolio companies, respectively, with loans on non-accrual status (fair value of $101 and $174, respectively).

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	17.84%	15.03%
Financial Services	8.58	7.85
Diversified Consumer Services	7.25	6.61
Commercial Services and Supplies	6.96	8.12
Insurance	6.89	6.52
Health Care Technology	6.77	6.14
Healthcare Providers and Services	6.57	6.51
Professional Services	5.34	6.45
Containers and Packaging	3.86	4.18
Chemicals	3.53	3.42
Pharmaceuticals	3.16	2.11
IT Services	2.42	3.71
Distributors	2.02	1.84
Capital Markets	1.95	1.93
Healthcare Equipment and Supplies	1.83	2.08
Energy Equipment and Services	1.40	0.90
Automobile Components	1.05	1.22
Life Sciences Tools & Services	1.03	0.69
Construction Materials	0.79	0.75
Air Freight and Logistics	0.79	0.77
Technology Hardware, Storage and Peripherals	0.78	0.78
Electronic Equipment, Instruments and Components	0.76	0.73
Food Products	0.76	0.91
Gas Utilities	0.73	0.72
Machinery	0.72	0.84
Wireless Telecommunication Services	0.60	0.64
Household Products	0.59	0.65
Real Estate Management and Development	0.59	0.64
Construction & Engineering	0.59	1.04
Industrial Conglomerates	0.57	0.95
Hotels, Restaurants and Leisure	0.51	0.55
Diversified Telecommunication Services	0.46	0.57
Specialty Retail	0.46	0.46
Oil, Gas and Consumable Fuels	0.34	0.55
Media	0.32	0.38
Trading Companies and Distributors	0.31	0.31
Textiles, Apparel and Luxury Goods	0.20	0.58
Building Products	0.18	0.20
Transportation Infrastructure	0.17	0.37
Electrical Equipment	0.13	0.68
Aerospace and Defense	0.10	0.52
Beverages	0.06	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,693,814	$1,675,299	97.96%	207.03%
Canada	32,665	32,155	1.88	3.97
Netherlands	2,830	2,728	0.16	0.34
Total	$1,729,309	$1,710,182	100.00%	211.34%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$131,275	$1,542,260	$1,673,535
Unsecured Debt	—	—	9,142	9,142
Equity Investments	—	—	27,505	27,505
Total non-controlled/non-affiliated investments	—	131,275	1,578,907	1,710,182
Short-Term Investments	23,289	—	—	23,289
Total Investments at fair value	$23,289	$131,275	$1,578,907	$1,733,471

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$215,449	$1,360,859	$1,576,308
Unsecured Debt	—	—	8,617	8,617
Equity Investments	—	—	24,577	24,577
Total non-controlled/non-affiliated investments	—	215,449	1,394,053	1,609,502
Short-Term Investments	56,001	—	—	56,001
Total Investments at fair value	$56,001	$215,449	$1,394,053	$1,665,503

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,488,790	$8,686	$24,248	$1,521,724
Purchase of investments (including received in-kind)	113,864	448	3,275	117,587
Proceeds from sale of investments and principal repayments	(65,614)	—	(205)	(65,819)
Net accretion of discounts and amortization of premiums	553	7	—	560
Net realized gains (losses) on investments	(88)	—	152	64
Net change in unrealized appreciation (depreciation) on investments	309	1	35	345
Transfers to Level 3	4,446	—	—	4,446
Fair value, end of period	$1,542,260	$9,142	$27,505	$1,578,907
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2026	$(142)	$1	$8	$(133)

	Six Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,360,859	$8,617	$24,577	$1,394,053
Purchase of investments (including received in-kind)	315,141	617	4,660	320,418
Proceeds from sale of investments and principal repayments	(122,814)	—	(205)	(123,019)
Net accretion of discounts and amortization of premiums	1,477	15	—	1,492
Net realized gains (losses) on investments	(120)	—	152	32
Net change in unrealized appreciation (depreciation) on investments	(10,573)	(107)	(1,679)	(12,359)
Transfers out of Level 3	(1,710)	—	—	(1,710)
Fair value, end of period	$1,542,260	$9,142	$27,505	$1,578,907
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2026	$(10,370)	$(107)	$(1,704)	$(12,181)

	Three Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$951,617	$728	$10,978	$963,323
Purchase of investments (including received in-kind)	191,227	27	3,765	195,019
Proceeds from sale of investments and principal repayments	(56,317)	—	—	(56,317)
Net accretion of discounts and amortization of premiums	649	—	—	649
Net realized gains (losses) on investments	14	—	—	14
Net change in unrealized appreciation (depreciation) on investments	929	—	20	949
Transfers out of Level 3	(32,831)	—	—	(32,831)
Fair value, end of period	$1,055,288	$755	$14,763	$1,070,806
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2025	$1,077	$—	$20	$1,097

	Six Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	362,428	52	10,693	373,173
Proceeds from sale of investments and principal repayments	(81,414)	—	—	(81,414)
Net accretion of discounts and amortization of premiums	899	1	—	900
Net realized gains (losses) on investments	16	—	—	16
Net change in unrealized appreciation (depreciation) on investments	1,273	(1)	123	1,395
Transfers out of Level 3	(25,985)	—	—	(25,985)
Transfers to Level 3	12	—	—	12
Fair value, end of period	$1,055,288	$755	$14,763	$1,070,806
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2025	$967	$(1)	$123	$1,089

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,319,207	Market yield analysis	Market yield discount rates	7.17%	21.42%	9.34%
	22,180	Market quotation	Quote	N/A	N/A	N/A
	223	Comparable company analysis	EBITDA multiples	6.8x	10.9x	8.7x
	200,650	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,542,260

Unsecured Debt	9,142	Market yield analysis	Market yield discount rates	10.20%	15.78%	12.34%

Equity Investments	18,457	Comparable company analysis	EBITDA multiples	7.5x	25.0x	14.7x
	3,086	Recent transaction	Transaction price	N/A	N/A	N/A
	5,962	Market yield analysis	Market yield discount rates	12.04%	15.54%	14.95%
Total Equity Investments	27,505
Total	$1,578,907

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$928,333	Market yield analysis	Market yield discount rates	7.08%	21.07%	8.64%
	15,849	Market quotation	Quote	N/A	N/A	N/A
	416,677	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,360,859

Unsecured Debt	824	Market yield analysis	Market yield discount rates	8.28%	8.92%	8.60%
	7,793	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	8,617

Equity Investments	14,995	Comparable company analysis	EBITDA multiples	9.3x	27.7x	16.3x
	3,908	Recent transaction	Transaction price	N/A	N/A	N/A
	5,674	Market yield analysis	Market yield discount rates	8.63%	15.17%	14.23%
Total Equity Investments	24,577
Total	$1,394,053

(1)
As of June 30, 2026 and December 31, 2025, amounts of $225,916 and $444,227, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of both June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or variable interest rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 186.70% and 177.13%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$690,405	$690,405	$309,595	$122,682
Revolving Credit Facility	560,000	242,963	242,963	317,037	154,525
Total	$1,560,000	$933,368	$933,368	$626,632	$277,207

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$910,419	$910,419	$89,581	$14,286
Revolving Credit Facility	500,000	40,000	40,000	460,000	200,061
Total	$1,500,000	$950,419	$950,419	$549,581	$214,347

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs.
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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	June 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	43,556	$30,952	$30,682	$270
European Euro	4,688	4,998	5,355	(357)
Great British Pound	4,020	5,156	5,331	(175)
Total		$41,106	$41,368	$(262)

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,496	$(848)
European Euro	4,688	4,998	5,507	(509)
Great British Pound	4,020	5,156	5,417	(261)
Total		$28,801	$30,420	$(1,618)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$13,117	$8,257	$26,296	$12,135
Facility unused fees	643	138	1,198	317
Amortization of deferred financing costs	475	309	938	510
Total interest and debt expenses	$14,235	$8,704	$28,432	$12,962
Cash paid for interest expense	$14,938	$7,816	$27,926	$10,876
MS Facility weighted average interest rate	5.48%	6.11%	5.49%	6.12%
MS Facility average debt outstanding	$711,581	$535,374	$780,586	$395,914
Revolving Credit Facility weighted average interest rate	5.56%	N/A	5.55%	N/A
Revolving Credit Facility average debt outstanding	$232,578	N/A	$169,497	N/A
Total weighted average interest rate	5.50%	6.11%	5.50%	6.12%
Total average debt outstanding	$944,159	$535,374	$950,083	$395,914

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of June 30, 2026 and December 31, 2025, $2,042 and $2,713, respectively, of stated interest expense and $349 and $110, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw, or equity commitments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had unfunded investment commitments of $345,540 and $427,220, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	531,573	$13,103	1,175,573	$29,533
Distributions reinvested	49,312	1,213	2,725	68
Repurchase of shares (net of early repurchase deduction)	(52,497)	(1,267)	—	—
Net increase (decrease)	528,388	$13,049	1,178,298	$29,601

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
CLASS I
Subscriptions	3,753,947	$93,750	1,206,756	$30,316
Distributions reinvested	92,809	2,300	2,725	68
Repurchase of shares (net of early repurchase deduction)	(54,480)	(1,315)	—	—
Net increase (decrease)	3,792,276	$94,735	1,209,481	$30,384

As of June 30, 2026, the Company has not issued any Class S or Class D shares.

As of June 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares.

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

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased (1)
March 13, 2026	5.00%	March 31, 2026	$48	1,983	0.01%
June 11, 2026	5.00%	June 30, 2026	$1,267	52,497	0.16%
(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.
(2)
Amounts shown net of early repurchase deduction.

There were no shares repurchased under the share repurchase program during the six months ended June 30, 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following tables present distributions that were declared during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
April 30, 2026	May 29, 2026	0.1818	—	0.1818	5,912
May 28, 2026	June 29, 2026	0.1887	—	0.1887	6,180
June 30, 2026	July 31, 2026	0.1824	—	0.1824	6,011
Total		$1.1071	$0.0255	$1.1326	$36,409

Six Months Ended June 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
Total		$1.1199	$0.1347	$1.2546	$32,307

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

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.18	$25.09
Net investment income (loss) (1)	1.08	1.45
Net realized and change in unrealized appreciation (depreciation) (2)	(0.54)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.54	1.37
Distributions declared (3)	(1.13)	(1.25)
Total increase (decrease) in net assets	(0.59)	0.12
Net assets, end of period	$24.59	$25.21
Common Shares outstanding, end of period	32,904,581	26,615,155
Total return based on net asset value (4)	2.22%	5.55%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	10.53%	7.41%
Net expenses to average net assets net of fee waivers	10.53%	4.66%
Net investment income to average net assets	9.04%	11.14%
Portfolio turnover rate (6)	12.19%	8.70%
Supplemental Data:
Net assets, end of period	$809,203	$670,843
Asset coverage ratio (7)	186.70%	208.89%

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
(5)
Amounts are annualized except for non-recurring expenses (organization and offering expenses, and incentive fees on capital gains) for the six months ended June 30, 2026 and 2025.
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

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On July 1, 2026, the Company sold and issued 101,049 Common Shares for an aggregate consideration of approximately $2,485 at a price of $24.59 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $5,325 of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, the Company declared a regular distribution in the amount of $0.1880 per Common Share, which is payable to shareholders of record as of July 28, 2026, and will be paid on about August 31, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of November 5, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a non-traded, perpetual-life BDC, which is a BDC whose common shares (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on May 1, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

Portfolio and Investment Activity

As of June 30, 2026, we had investments in 410 portfolio companies across 45 industries. Based on fair value as of June 30, 2026, approximately 99.46% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of June 30, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.43%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026.

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

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,707,288	$1,107,219	$1,610,881	$849,742
Purchases of investments (including received in-kind)	118,075	200,897	322,910	485,529
Net accretion of discounts and amortization of premiums on investments	574	641	1,531	908
Net realized gains (losses) on investments	(247)	(15)	(913)	(14)
Proceeds from sale of investments and principal repayments	(96,381)	(65,213)	(205,100)	(92,636)
Total investments, end of period	$1,729,309	$1,243,529	$1,729,309	$1,243,529

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.43%	8.27%
Weighted average yield on debt and income producing investments, at fair value (1)	8.43%	8.27%
Number of portfolio companies	410	438
Median LTM EBITDA (2)(3)	$90.0M	$84.6M
Weighted average net senior leverage (2)(4)	5.4x	5.3x
Weighted average loan-to-value (“LTV”) (2)(5)	37%	35%
Percentage of debt investments bearing a floating rate, at fair value	99.46%	99.46%
Percentage of debt investments bearing a fixed rate, at fair value	0.54%	0.54%

(1)
Computed based on the stated interest rate or yield as of June 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,629,734	95.29%	352
B	62,076	3.63	33
C	17,886	1.05	21
D	385	0.02	2
E	101	0.01	2
	$1,710,182	100.00%	410

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,564,265	97.19%	392
B	27,413	1.70	28
C	17,365	1.08	15
D	285	0.02	2
E	174	0.01	1
	$1,609,502	100.00%	438

As of June 30, 2026, there were two portfolio companies with loans on non-accrual status (fair value of $101). As of December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $174). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,692,424	$1,673,535	96.54%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	9,246	9,142	0.53	8,614	8,617	0.52
Equity Investments	27,639	27,505	1.59	23,032	24,577	1.48
Short-Term Investments	23,289	23,289	1.34	56,001	56,001	3.36
Total Investments	$1,752,598	$1,733,471	100.00%	$1,666,882	$1,665,503	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	17.84%	15.03%
Financial Services	8.58	7.85
Diversified Consumer Services	7.25	6.61
Commercial Services and Supplies	6.96	8.12
Insurance	6.89	6.52
Health Care Technology	6.77	6.14
Healthcare Providers and Services	6.57	6.51
Professional Services	5.34	6.45
Containers and Packaging	3.86	4.18
Chemicals	3.53	3.42
Pharmaceuticals	3.16	2.11
IT Services	2.42	3.71
Distributors	2.02	1.84
Capital Markets	1.95	1.93
Healthcare Equipment and Supplies	1.83	2.08
Energy Equipment and Services	1.40	0.90
Automobile Components	1.05	1.22
Life Sciences Tools & Services	1.03	0.69
Construction Materials	0.79	0.75
Air Freight and Logistics	0.79	0.77
Technology Hardware, Storage and Peripherals	0.78	0.78
Electronic Equipment, Instruments and Components	0.76	0.73
Food Products	0.76	0.91
Gas Utilities	0.73	0.72
Machinery	0.72	0.84
Wireless Telecommunication Services	0.60	0.64
Household Products	0.59	0.65
Real Estate Management and Development	0.59	0.64
Construction & Engineering	0.59	1.04
Industrial Conglomerates	0.57	0.95
Hotels, Restaurants and Leisure	0.51	0.55
Diversified Telecommunication Services	0.46	0.57
Specialty Retail	0.46	0.46
Oil, Gas and Consumable Fuels	0.34	0.55
Media	0.32	0.38
Trading Companies and Distributors	0.31	0.31
Textiles, Apparel and Luxury Goods	0.20	0.58
Building Products	0.18	0.20
Transportation Infrastructure	0.17	0.37
Electrical Equipment	0.13	0.68
Aerospace and Defense	0.10	0.52
Beverages	0.06	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,693,814	$1,675,299	97.96%	207.03%
Canada	32,665	32,155	1.88	3.97
Netherlands	2,830	2,728	0.16	0.34
Total	$1,729,309	$1,710,182	100.00%	211.34%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$38,120	$29,464	$76,283	$52,839
Total expenses	20,665	14,852	41,356	24,722
Management fees waiver	—	(2,039)	—	(4,004)
Incentive fees waiver	—	(2,399)	—	(4,668)
Reimbursable expenses paid by adviser	—	(148)	—	(648)
Net expenses, net of fee waivers	20,665	10,266	41,356	15,402
Excise tax expense	—	—	55	—
Net investment income (loss)	17,455	19,198	34,872	37,437
Net realized gain (loss)	(84)	244	(675)	793
Net change in unrealized appreciation (depreciation)	1,318	(164)	(16,684)	(2,923)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	7	—	296	—
Net increase (decrease) in net assets resulting from operations	$18,696	$19,278	$17,809	$35,307

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and six months ended June 30, 2026 and 2025 (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$36,720	$27,571	$73,644	$49,697
Payment-in-kind interest income	762	143	1,113	253
Payment-in-kind dividend income	213	—	417	—
Dividend income	—	319	—	319
Other income	425	1,431	1,109	2,570
Total investment income	$38,120	$29,464	$76,283	$52,839

Total investment income for the three and six months ended June 30, 2026 increased relative to the same period in the prior year, primarily driven by our deployment of capital and increase in our investment portfolio. The size of our investment portfolio at fair value increased from $1.2 billion as of June 30, 2025 to $1.7 billion as of June 30, 2026, which has increased the balance of interest-bearing securities period-over-period. The weighted average yield on debt and income producing investments, at fair value, decreased to 8.4% as of June 30, 2026, from 9.0% as of June 30, 2025, which is attributable to decreases in index rates. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income for the three and six months ended June 30, 2026 decreased as compared to the three and six months ended June 30, 2025 primarily driven by a decline in origination fees from lower investment deployment. Included in investment income is dividend income from common equities and payment-in-kind dividend income from preferred equities.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and debt expenses	$14,235	$8,704	$28,432	$12,962
Management fees	2,514	2,039	4,945	4,004
Income based incentive fee	2,494	2,399	4,983	4,668
Administrative service fee	231	176	413	332
Board of Trustees’ fee	42	30	83	70
Other general and administrative expenses	812	941	1,860	1,623
Organization and offering costs	337	563	640	1,063
Total expenses	20,665	14,852	41,356	24,722
Management fees waiver	—	(2,039)	—	(4,004)
Incentive fees waiver	—	(2,399)	—	(4,668)
Reimbursable expenses paid by adviser	—	(148)	—	(648)
Net expenses, net of fee waivers	$20,665	$10,266	$41,356	$15,402

Total operating expenses were $1.4 million and $3.0 million, respectively, for the three and six months ended June 30, 2026, primarily comprised of $0.8 million and $1.9 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million and $0.4 million, respectively, of administrative service expenses, and $0.3 million and $0.6 million, respectively, in organization and offering costs.

Total operating expenses were $1.7 million and $3.1 million, respectively, for the three and six months ended June 30, 2025, primarily comprised of $0.9 million and $1.6 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million and $0.3 million, respectively, of administrative service expenses, and $0.6 million and $1.1 million, respectively, in organization and offering costs.

The increase in management and incentive fees was primarily driven by growth in NAV, increased deployment into loan investments, which resulted in higher total investment income, and the conclusion of the fee waiver in August 2025.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average debt outstanding balances were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$13,117	$8,257	$26,296	$12,135
Facility unused fees	643	138	1,198	317
Amortization of deferred financing costs	475	309	938	510
Total interest and debt expenses	$14,235	$8,704	$28,432	$12,962
Cash paid for interest expense	$14,938	$7,816	$27,926	$10,876
MS Facility weighted average interest rate	5.48%	6.11%	5.49%	6.12%
MS Facility average debt outstanding	$711,581	$535,374	$780,586	$395,914
Revolving Credit Facility weighted average interest rate	5.56%	N/A	5.55%	N/A
Revolving Credit Facility average debt outstanding	$232,578	N/A	$169,497	N/A
Total weighted average interest rate	5.50%	6.11%	5.50%	6.12%
Total average debt outstanding	$944,159	$535,374	$950,083	$395,914

Interest and other debt expenses increased to $14.2 million and $28.4 million, respectively, for the three and six months ended June 30, 2026, compared to $8.7 million and $13.0 million, respectively, for the three and six months ended June 30, 2025, primarily driven by continued deployment and increased borrowings year-over-year.

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on non-controlled, non-affiliated investments	$(247)	$(15)	$(913)	$(14)
Net change in unrealized appreciation (depreciation) on non-controlled, non-affiliated investments	816	1,442	(17,748)	(440)
Net realized and change in unrealized gain (loss) on non-controlled, non-affiliated investments	$569	$1,427	$(18,661)	$(454)

For the three months ended June 30, 2026, net realized and change in unrealized gain on investments was driven by mark-to-market gains in the fair value of private credit and broadly syndicated loan portfolios, primarily attributable to modest price recoveries in the private and liquid markets. For the six months ended June 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of June 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal (excluding unfunded commitments) was 98.73% and 99.64%, respectively.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of our NAV as of the beginning of the first business day of the month. For the three and six months ended June 30, 2026, we incurred management fees of $2.5 million and $4.9 million, respectively. For the three and six months ended June 30, 2026, the Adviser elected not to waive any management fees. For the three and six months ended June 30, 2025, we incurred management fees of $2.0 million and $4.0 million, respectively, before impact of waived fees. For both the three and six months ended June 30, 2025, the Adviser elected to waive all management fees, resulting in no management fees net of waiver.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, we incurred income based incentive fees of $2.5 million and $5.0 million, respectively, and no capital gains incentive fees. For the three and six months ended June 30, 2026, the Adviser did not waive any incentive fees. For the three and six months ended June 30, 2025, we incurred income based incentive fees of $2.4 million and $4.7 million, respectively, and no capital gains incentive fees. For the three and six months ended June 30, 2025, the Adviser agreed to waive all incentive fees, resulting in no incentive fees net of waiver.

Expense Support Agreement

On October 16, 2024, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering expenses, professional fees, director fees, administration fees, and other general and administrative expenses on our behalf such that our operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain of our additional expenses on our behalf. Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all expense payments made by the Adviser to us within three years prior to the last business day of such calendar month have been reimbursed. “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

For the six months ended June 30, 2026 and 2025, the Adviser waived $0 and $0.6 million expenses, respectively, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations.

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

As of June 30, 2026, we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $933.4 million of principal debt outstanding and our asset coverage ratio was 186.70%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following tables summarize transactions in Common Shares during the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	531,573	$13,103	1,175,573	$29,533
Reinvestment of distributions	49,312	1,213	2,725	68
Repurchase of shares (net of early repurchase deduction)	(52,497)	(1,267)	—	—
Net increase (decrease)	528,388	$13,049	1,178,298	$29,601

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	3,753,947	$93,750	1,206,756	$30,316
Reinvestment of distributions	92,809	2,300	2,725	68
Repurchase of shares (net of early repurchase deduction)	(54,480)	(1,315)	—	—
Net increase (decrease)	3,792,276	$94,735	1,209,481	$30,384

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

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the six months ended June 30, 2026. There were no shares repurchased under the share repurchase program during the six months ended June 30, 2025.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased (1)
March 13, 2026	5.00%	March 31, 2026	$48	1,983	0.01%
June 11, 2026	5.00%	June 30, 2026	$1,267	52,497	0.16%
(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.
(2)
Amounts shown net of early repurchase deduction.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears.

The following tables present distributions that were declared during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
April 30, 2026	May 29, 2026	0.1818	—	0.1818	5,912
May 28, 2026	June 29, 2026	0.1887	—	0.1887	6,180
June 30, 2026	July 31, 2026	0.1824	—	0.1824	6,011
Total		$1.1071	$0.0255	$1.1326	$36,409

Six Months Ended June 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
Total		$1.1199	$0.1347	$1.2546	$32,307

(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.13	$36,409	$1.25	$32,307
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$1.13	$36,409	$1.25	$32,307

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

Recent Developments

Share Issuances

On July 1, 2026, we sold and issued 101,049 Common Shares for an aggregate consideration of approximately $2.5 million at a price of $24.59 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

We received $5.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, we declared a regular distribution in the amount of $0.1880 per Common Share, which is payable to shareholders of record as of July 28, 2026, and will be paid on about August 31, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

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

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask us to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit commitments, delayed draw commitments, and certain equity investments, which may require us to fund when requested by portfolio companies. As of June 30, 2026 and December 31, 2025, we had unfunded investment commitments of $345.5 million and $427.2 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of June 30, 2026, 99.46% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the Morgan Stanley Facility and Revolving Credit Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$50,935	$(28,001)	$22,934
Up 200 basis points	33,957	(18,667)	15,290
Up 100 basis points	16,978	(9,334)	7,644
Down 100 basis points	(16,978)	9,334	(7,644)
Down 200 basis points	(33,793)	18,667	(15,126)
Down 300 basis points	(49,074)	27,747	(21,327)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended June 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Antares Private Credit Fund

Date:	August 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer (Principal Executive Officer)

Date:	August 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer (Principal Financial Officer)