Form 10-Q
period 2026-09-30
Antares Private Credit Fund
filed 2026-11-12
CIK 1976336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 12, 2026 was 33,656,349 of Class I Shares. No Class S or Class D Shares have been issued as of November 12, 2026. Common Shares outstanding exclude November 1, 2026 subscriptions and share issuance pursuant to the distribution reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” on the Company’s registration statement on Form N-2, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $1,744,460 and $1,610,881 as of September 30, 2026 and December 31, 2025, respectively)	$1,729,771	$1,609,502
Short-term investments (amortized cost — $29,393 and $56,001 as of September 30, 2026 and December 31, 2025, respectively)	29,393	56,001
Total investments at fair value	1,759,164	1,665,503
Cash	13,528	8,960
Foreign currencies (cost — $2,324 and $10,099 as of September 30, 2026 and December 31, 2025, respectively)	2,295	10,387
Interest receivable from non-controlled/non-affiliated investments	7,084	7,230
Dividend receivable from non-controlled/non-affiliated investments	145	308
Deferred offering costs	507	525
Receivable from adviser (Note 3)	1,486	1,361
Receivable for investments sold	1,528	5,912
Prepaid expenses and other assets	63	541
Total assets	$1,785,800	$1,700,727

LIABILITIES
Debt outstanding	$936,690	$950,419
Less: Deferred financing costs	(6,661)	(7,662)
Total debt, net of deferred financing costs	930,029	942,757
Payable for investments purchased	7,672	6,536
Interest payable	2,182	2,823
Distributions payable	6,150	6,067
Administrative service fee payable	209	150
Accrued expenses and other liabilities	2,871	3,270
Management fees payable	2,584	2,283
Income based incentive fee payable	2,542	2,462
Payable for shares repurchased	3,612	—
Due to affiliates	643	1,311
Total liabilities	958,494	967,659
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.01 (33,514,380 and 29,112,305 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	335	291
Paid-in capital in excess of par value	838,333	728,579
Accumulated net distributable earnings (losses)	(11,362)	4,198
Total net assets	827,306	733,068
Total liabilities and net assets	$1,785,800	$1,700,727
Net asset value per share	$24.69	$25.18

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From total investments:
Interest income	$37,175	$31,035	$110,819	$80,732
Payment-in-kind interest income	575	170	1,688	423
Payment-in-kind dividend income	217	—	634	—
Dividend income	—	220	—	539
Other income	669	791	1,778	3,361
Total investment income	38,636	32,216	114,919	85,055
Expenses:
Interest and debt expenses	14,087	10,779	42,519	23,741
Management fees (Note 3)	2,584	2,180	7,529	6,184
Income based incentive fee (Note 3)	2,542	2,366	7,525	7,034
Administrative service fee	220	190	633	522
Board of Trustees’ fee	44	45	127	115
Other general and administrative expenses	1,035	743	2,895	2,366
Organization and offering costs	329	512	969	1,575
Total expenses	20,841	16,815	62,197	41,537
Management fees waiver (Note 3)	—	(1,005)	—	(5,009)
Incentive fees waiver (Note 3)	—	(1,143)	—	(5,811)
Reimbursable expenses paid by adviser (Note 3)	—	(35)	—	(683)
Net expenses, net of fee waivers	20,841	14,632	62,197	30,034
Excise and income tax expense (benefit)	—	—	55	—
Net investment income (loss)	17,795	17,584	52,667	55,021

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(208)	1	(1,121)	(13)
Foreign currency transactions	(137)	153	101	960
Total net realized gain (loss)	(345)	154	(1,020)	947
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,438	(249)	(13,310)	(689)
Translation of assets and liabilities in foreign currencies	206	350	1,270	(2,133)
Total net change in unrealized appreciation (depreciation)	4,644	101	(12,040)	(2,822)
Total net realized and change in unrealized gain (loss)	4,299	255	(13,060)	(1,875)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	(447)	—	(151)	—
Net increase (decrease) in net assets resulting from operations	$21,647	$17,839	$39,456	$53,146

Per share information
Net investment income (loss) per share (basic and diluted)	$0.53	$0.64	$1.62	$2.09
Earnings per share (basic and diluted)	$0.65	$0.65	$1.21	$2.02
Distributions declared per share	$0.56	$0.65	$1.69	$1.90
Weighted average shares outstanding (basic and diluted)	33,297,647	27,415,336	32,549,288	26,305,369

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	32,904,581	$329	$823,276	$(14,402)	$809,203
Operations:
Net investment income (loss)	—	—	—	17,795	17,795
Net realized gain (loss)	—	—	—	(345)	(345)
Net change in unrealized appreciation (depreciation)	—	—	—	4,644	4,644
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	(447)	(447)
Net increase (decrease) in net assets resulting from operations	—	—	—	21,647	21,647
Capital Transactions:
Issuance of shares	703,634	7	17,344	—	17,351
Common Shares issued from reinvestment of distributions	53,771	—	1,324	—	1,324
Distributions to shareholders	—	—	—	(18,607)	(18,607)
Repurchase of shares (net of early repurchase deduction)	(147,606)	(1)	(3,611)	—	(3,612)
Net increase (decrease) in net assets resulting from capital transactions	609,799	6	15,057	(18,607)	(3,544)
Total net increase (decrease)	609,799	6	15,057	3,040	18,103
Net assets at end of period	33,514,380	$335	$838,333	$(11,362)	$827,306

Nine Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	29,112,305	$291	$728,579	$4,198	$733,068
Operations:
Net investment income (loss)	—	—	—	52,667	52,667
Net realized gain (loss)	—	—	—	(1,020)	(1,020)
Net change in unrealized appreciation (depreciation)	—	—	—	(12,040)	(12,040)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	(151)	(151)
Net increase (decrease) in net assets resulting from operations	—	—	—	39,456	39,456
Capital Transactions:
Issuance of shares	4,457,581	45	111,056	—	111,101
Common Shares issued from reinvestment of distributions	146,580	1	3,623	—	3,624
Distributions to shareholders	—	—	—	(55,016)	(55,016)
Repurchase of shares (net of early repurchase deduction)	(202,086)	(2)	(4,925)	—	(4,927)
Net increase (decrease) in net assets resulting from capital transactions	4,402,075	44	109,754	(55,016)	54,782
Total net increase (decrease)	4,402,075	44	109,754	(15,560)	94,238
Net assets at end of period	33,514,380	$335	$838,333	$(11,362)	$827,306

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$39,456	$53,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(2,326)	(770)
Net accretion of discounts and amortization of premiums	(2,023)	(1,372)
Proceeds from sale of investments and principal repayments	290,842	158,206
Purchases of investments	(421,193)	(702,165)
(Purchases) sales of short-term investments, net	26,608	10,516
Net realized (gains) losses on investments	1,121	13
Net change in unrealized (appreciation) depreciation on investments	13,310	689
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,270)	—
Amortization of deferred financing costs	1,419	821
Amortization of deferred offering costs	969	1,457
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	146	(2,498)
Dividend receivable from non-controlled/non-affiliated investments	163	(176)
Receivable from adviser	(125)	1,478
Receivable for investments sold	4,384	52
Prepaid expenses and other assets	478	387
Increase (decrease) in operating liabilities:
Due to affiliates	(668)	(3,828)
Payable for investments purchased	1,136	(139,673)
Management fees payable	301	1,174
Income based incentive fee payable	80	1,223
Interest payable	(641)	1,784
Administrative service fee payable	59	190
Accrued expenses and other liabilities	(399)	1,041
Net cash provided by (used in) operating activities	(48,173)	(618,305)
Cash flow from financing activities
Proceeds from issuance of shares	111,101	62,198
Debt borrowings	289,642	646,928
Debt repayments	(301,821)	(36,995)
Distributions paid	(51,309)	(52,092)
Deferred offering costs paid	(951)	(941)
Deferred financing costs paid	(418)	(2,815)
Repurchase of shares (net of early repurchase deduction)	(1,315)	—
Net cash provided by (used in) financing activities	44,929	616,283
Net increase (decrease) in cash	(3,244)	(2,022)
Effect of foreign exchange rate changes on cash	(280)	—
Cash and foreign currencies at the beginning of period	19,347	22,814
Cash and foreign currencies at the end of period	$15,823	$20,792
Supplemental disclosure of cash flow information
Cash paid for interest	$41,741	$21,136
Cash paid for taxes	330	74
Distributions payable	6,150	5,782
Reinvestment of distributions	3,624	450
Payable for shares repurchased	3,612	—

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.25%	6.30%	10/31/2030	$1,676	$1,680	$1,677	0.20%
GSP Holdings, LLC	(6)(8)(13)	First Lien Term Loan	S + 6.00%	10.20% (Incl. 5.16% PIK)	11/6/2026	108	108	103	0.01
							1,788	1,780	0.21
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.30%	11/15/2029	5,302	5,283	5,302	0.64
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.17%	11/15/2029	273	271	273	0.03
Kenco PPC Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.30%	11/15/2029	85	82	85	0.01
Lightbeam Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.80%	8.85%	5/6/2030	4,863	4,863	4,827	0.58
Lightbeam Bidco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.80%	8.85%	5/6/2030	640	640	635	0.08
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.80%	8.85%	5/6/2030	2,661	2,642	2,633	0.32
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.80%	8.85%	5/4/2029	—	—	(4)	—
							13,781	13,751	1.66
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	12/19/2027	5,816	5,816	5,786	0.70
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.67%	12/19/2027	4,011	4,001	4,001	0.48
Enthusiast Auto Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.42%	12/19/2027	—	—	—	—
OAC Holdings I Corp	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	3/30/2029	184	184	183	0.02
Power Stop, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.65%	1/26/2029	196	196	194	0.02
Quality Automotive Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	7/16/2027	4,591	4,584	4,591	0.56
Quality Automotive Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	905	903	905	0.11
Quality Automotive Services, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	2,416	2,414	2,416	0.29
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	1,083	1,077	1,083	0.13
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	7/16/2027	—	—	—	—
Truck-Lite Co., LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/13/2032	192	192	191	0.02
Truck-Lite Co., LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/13/2032	1,694	1,694	1,681	0.20
Truck-Lite Co., LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	37	37	36	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	735	722	714	0.09
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	2/13/2031	—	—	(1)	—
							21,820	21,780	2.62

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.55%	7/12/2032	$990	$993	$992	0.12%
							993	992	0.12
Building Products
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	4/26/2030	964	961	952	0.12
MDC Interior Acquisition Inc	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	4/26/2030	—	—	(1)	—
SureWerx Purchaser III Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	12/28/2029	196	196	196	0.02
WST USA Holdco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 4.75%	8.90%	3/31/2027	1,695	1,695	1,695	0.20
WST USA Holdco, Inc.	(6)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	3/31/2027	248	248	248	0.03
							3,100	3,090	0.37
Capital Markets
1596213 B.C. Ltd.	(6)(12)(14)	First Lien Term Loan	C + 5.25%	7.67%	9/21/2033	CAD 8,282	5,871	5,790	0.70
1596213 B.C. Ltd.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.25%	7.67%	9/21/2033	—	(5)	(11)	—
1596213 B.C. Ltd.	(6)(7)(12)(14)	First Lien Revolver	C + 5.25%	7.67%	9/21/2033	—	(4)	(4)	—
Arax MidCo, LLC	(12)(14)	First Lien Term Loan	S + 5.25%	9.30%	3/24/2032	1,541	1,538	1,533	0.19
Arax MidCo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	3/24/2032	—	(1)	(2)	—
Arax MidCo, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.30%	3/24/2032	—	—	(1)	—
GTCR ABC Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	4/14/2033	3,077	3,062	3,062	0.37
GTCR ABC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	4/14/2033	—	(3)	(6)	—
GTCR ABC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	4/14/2033	—	(3)	(3)	—
HighTower Holding, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	7.05%	2/1/2030	—	—	—	—
Lido Advisors, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/10/2032	197	196	194	0.02
Lido Advisors, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/10/2032	4,020	3,996	3,959	0.48
Lido Advisors, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/10/2032	91	82	72	0.01
Lido Advisors, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	5/10/2032	487	484	477	0.06
NewEdge Capital Group, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	8/8/2033	4,759	4,735	4,736	0.57
NewEdge Capital Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/8/2033	281	277	275	0.03
NewEdge Capital Group, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	8/8/2033	—	(3)	(3)	—
The Ultimus Group Midco, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	7/1/2032	6,048	6,016	6,048	0.73
The Ultimus Group Midco, LLC	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/1/2032	—	(3)	—	—
The Ultimus Group Midco, LLC	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.55%	7/1/2032	—	(3)	—	—
							26,232	26,116	3.16

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.17%	3/1/2032	$10,369	$10,328	$10,317	1.25%
Americhem, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	3/1/2032	—	(5)	(13)	—
Americhem, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.17%	3/1/2032	—	(10)	(10)	—
Aurora Plastics, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.77%	8/12/2030	12,337	12,319	12,183	1.47
Aurora Plastics, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.77%	8/12/2030	880	880	869	0.11
Aurora Plastics, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.77%	8/12/2030	—	(2)	(14)	—
Aurorium Global Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.95%	1/2/2029	99	98	92	0.01
Boulder Scientific Company, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	12/31/2027	96	96	95	0.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	7/1/2032	7,860	7,827	7,781	0.94
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	E + 4.50%	7.09%	7/1/2032	EUR 1,342	1,577	1,505	0.18
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/1/2032	—	(4)	(19)	—
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	7/1/2032	—	(8)	(19)	—
Charkit Chemical Company, LLC	(8)(13)	First Lien Term Loan	S + 4.88%	9.08%	12/29/2026	100	100	97	0.01
DCG Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	6/13/2031	6,991	6,991	7,008	0.85
DCG Acquisition Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/13/2031	830	829	832	0.10
Hasa Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	1/10/2029	6,410	6,294	6,315	0.76
Hasa Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	1/10/2029	—	(35)	(29)	—
Hasa Acquisition, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.55%	1/10/2029	239	207	213	0.03
Lubricant Engineers	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/1/2029	196	196	195	0.02
Lubricant Engineers	(8)(12)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/1/2029	8,992	8,977	8,947	1.08
Lubricant Engineers	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.30%	9/1/2029	—	(4)	(4)	—
Plaskolite PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 8.00%	12.05% (Incl. 4.00% PIK)	5/9/2030	1,440	1,429	1,425	0.17
Plaskolite PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 7.00%	11.05%	2/7/2030	41	40	40	—
Rocket Bidco, Inc.	(6)(8)(14)	First Lien Term Loan	C + 4.75%	7.49%	11/1/2030	CAD 196	142	136	0.02
							58,262	57,942	7.01
Commercial Services and Supplies
365RM Holdco, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	5/6/2033	2,095	2,085	2,079	0.25
365RM Holdco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/6/2033	—	—	(1)	—
365RM Holdco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	5/6/2033	—	(1)	(2)	—
Acuren Delaware Holdco, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	7/30/2031	349	349	350	0.04
Anticimex Global AB	(5)(6)(8)(16)	First Lien Term Loan	S + 2.90%	6.95%	11/17/2031	1,224	1,224	1,232	0.15
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.67%	11/18/2029	2,922	2,913	2,915	0.35
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	11/18/2029	2,348	2,344	2,342	0.28
Ares Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	11/18/2029	—	(2)	(5)	—
Ares Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.67%	11/18/2029	99	96	95	0.01
BCPE Empire Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.17%	12/11/2030	914	914	886	0.11
BIFM CA Buyer Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.17%	5/31/2028	644	644	645	0.08
CoolSys, Inc.	(5)(8)(14)	First Lien Term Loan	S + 6.00%	10.05% (Incl. 3.50% PIK)	2/11/2030	204	202	180	0.02
Crimson FLS Acquisition, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/18/2033	11,126	11,104	10,987	1.33
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/18/2033	2,292	2,285	2,255	0.27
Crimson FLS Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	2/18/2033	108	104	87	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
CRS Midco Holdings, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	12/31/2032	$3,444	$3,429	$3,427	0.42%
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	12/31/2032	—	(3)	(6)	—
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	12/31/2032	—	(3)	(3)	—
Discovery Purchaser Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.80%	10/4/2029	2,944	2,948	2,937	0.36
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	2/22/2030	1,246	1,243	1,246	0.15
FL Hawk Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.55%	2/22/2029	—	(1)	—	—
HeartLand PPC Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	12/12/2029	7,044	6,994	6,902	0.83
HeartLand PPC Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/12/2029	852	845	835	0.10
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/12/2029	52	45	(9)	—
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	12/12/2029	337	335	319	0.04
Hercules Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	12/15/2028	5,221	5,218	5,208	0.63
Hercules Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/15/2028	—	(2)	(3)	—
Hercules Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	12/15/2028	—	(3)	(1)	—
High Bar Brands Operating, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	12/19/2029	196	195	189	0.02
HP RSS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	12/11/2029	1,299	1,290	1,286	0.16
HP RSS Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	12/11/2029	273	271	270	0.03
HP RSS Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/11/2029	278	276	275	0.03
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/11/2029	8,667	8,589	8,580	1.04
HP RSS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/11/2029	2,674	2,662	2,633	0.32
Low Voltage Holdings Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	4/28/2032	12,555	12,522	12,398	1.50
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/28/2032	—	(6)	(21)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	4/28/2032	551	544	531	0.06
Monarch Landscape Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2028	196	195	194	0.02
Palmetto Acquisitionco Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.80%	9/18/2029	196	196	191	0.02
Pavion Corp.	(8)(14)	First Lien Term Loan	S + 6.00%	10.05%	10/30/2030	195	195	193	0.02
Polyphase Elevator Holding Company	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	11/24/2032	6,399	6,379	6,367	0.77
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	11/24/2032	770	766	765	0.09
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	11/24/2032	—	(2)	(3)	—
Project Boost Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.80%	7/16/2031	1,980	1,961	1,941	0.24
Saber Parent Holdings Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	9,155	9,136	9,041	1.09
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	1,132	1,127	1,101	0.13
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.55%	12/16/2032	—	(3)	(16)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Thermostat Purchaser III, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	8/31/2028	$196	$196	$193	0.02%
Valet Waste Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 6.00%	9.92%	5/1/2029	6,503	6,459	6,324	0.77
WRE Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	9.23%	7/2/2031	2,269	2,262	2,264	0.27
WRE Holding Corp.	(12)(14)	First Lien Term Loan	S + 5.00%	9.23%	7/2/2031	456	456	456	0.06
WRE Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	7/2/2031	—	(4)	(4)	—
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	7/2/2031	271	271	270	0.03
WRE Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.23%	7/2/2030	182	181	181	0.02
YLG Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	12/23/2030	9,266	9,246	9,220	1.11
YLG Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/23/2030	1,286	1,282	1,280	0.16
YLG Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	12/23/2030	—	(6)	(6)	—
Zinc Buyer Corporation	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	7/24/2031	7,267	7,237	6,904	0.84
Zinc Buyer Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	7/24/2031	113	109	73	0.01
Zone Climate Services, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	10.20%	3/9/2028	397	394	391	0.05
Zone Climate Services, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.95%	3/9/2028	414	408	403	0.05
							120,090	118,761	14.36
Construction & Engineering
Ampirical Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	9/30/2032	1,765	1,758	1,765	0.21
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	9/30/2032	—	(6)	—	—
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	9/30/2032	—	(3)	—	—
Bells Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	4/25/2033	1,380	1,372	1,373	0.17
Bells Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/25/2033	409	405	407	0.05
Bells Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/25/2033	—	(12)	(21)	—
Bells Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	4/25/2033	—	(1)	(1)	—
CLS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	3/27/2030	196	195	195	0.02
CLS Management Services, LLC	(12)(13)	First Lien Term Loan	S + 4.75%	8.80%	3/27/2030	302	301	301	0.04
CLS Management Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/27/2030	—	(1)	(3)	—
FR Vision Holdings Inc	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	1/20/2031	3,927	3,923	3,869	0.47
FR Vision Holdings Inc	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	1/20/2031	266	261	234	0.03
FR Vision Holdings Inc	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	1/20/2031	975	970	960	0.12
FR Vision Holdings Inc	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	1/22/2030	69	69	66	0.01
Hydraulic Technologies USA LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.55%	6/3/2031	822	811	783	0.09
Hydraulic Technologies USA LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.55%	6/3/2030	66	65	62	0.01
Kleinfelder Intermediate LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	9/18/2030	196	196	195	0.02
MEI Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.17%	6/29/2029	196	196	196	0.02
							10,499	10,381	1.26

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.52%	5/5/2028	$196	$194	$194	0.02%
Red Fox CD Acquisition Corporation	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	3/4/2030	13,338	13,221	13,204	1.60
							13,415	13,398	1.62
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	7.30%	6/7/2031	2,960	2,964	2,942	0.36
CFs Brands, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.25%	9.17%	10/2/2030	3,437	3,437	3,437	0.42
CFs Brands, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.17%	10/2/2029	263	263	263	0.03
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	7/2/2028	10,607	10,603	10,607	1.28
Cold Chain Technologies, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.30%	7/2/2028	170	170	170	0.02
Nelipak Holding Company	(8)(12)(13)	First Lien Term Loan	S + 5.50%	9.55%	3/26/2031	7,824	7,824	7,706	0.93
Nelipak Holding Company	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	3/26/2031	—	(4)	(14)	—
Nelipak Holding Company	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.42%	3/26/2031	304	304	276	0.03
Packaging Coordinators Midco, Inc.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	10/15/2032	11,726	11,669	11,491	1.39
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/15/2032	25	1	(39)	—
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.92%	10/15/2032	62	54	37	—
PLZ CORP.	(12)(13)	First Lien Term Loan	S + 5.00%	8.92%	3/31/2032	4,486	4,444	4,396	0.53
PLZ CORP.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.92%	3/31/2032	—	(6)	(13)	—
ProAmpac PG Borrower LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.67%	3/6/2031	1,360	1,360	1,330	0.16
Rohrer Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.48%	3/15/2027	196	196	185	0.02
ST Athena Global LLC	(6)(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	6/26/2030	3,822	3,793	3,774	0.46
ST Athena Global LLC	(6)(8)(14)	First Lien Term Loan	SON + 5.25%	8.99%	6/26/2030	GBP 2,251	2,914	2,949	0.36
ST Athena Global LLC	(6)(7)(12)(14)	First Lien Revolver	S + 5.25%	9.17%	6/26/2029	34	31	29	—
Tank Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.75%	9.77%	3/31/2028	196	194	187	0.02
TricorBraun Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.17%	3/3/2031	5,007	4,998	4,802	0.58
Trident TPI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.80%	9/15/2028	2,456	2,460	2,391	0.29
Verde Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	8.05%	11/30/2030	3,940	3,948	3,914	0.47
							61,617	60,820	7.35

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.95%	1/13/2029	$98	$97	$97	0.01%
BC Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	12/21/2027	4,065	4,051	4,065	0.49
BC Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/21/2027	4,893	4,860	4,893	0.59
Blackbird Purchaser, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.80%	12/19/2030	183	183	180	0.02
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.75%	9.80%	12/19/2029	74	74	72	0.01
BlackHawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.45%	5/30/2030	4,666	4,653	4,491	0.54
BlackHawk Industrial Distribution, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.45%	5/30/2030	100	100	96	0.01
BlackHawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.95%	5/30/2030	—	(6)	(39)	—
Component Hardware Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	7/1/2027	89	89	89	0.01
DFS Holding Company, Inc.	(8)(13)	First Lien Term Loan	S + 7.50%	11.55% (Incl. 5.00% PIK)	1/31/2030	208	206	187	0.02
NFO Orange Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.25%	8.48%	1/13/2033	5,714	5,702	5,686	0.69
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.48%	1/13/2033	—	(1)	(6)	—
NFO Orange Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.48%	1/13/2033	294	292	290	0.04
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.17%	7/24/2031	7,315	7,298	7,260	0.88
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.48%	7/24/2031	3,965	3,957	3,936	0.48
Vessco Midco Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	7/24/2031	2,438	2,427	2,420	0.29
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.48%	7/24/2031	650	645	621	0.08
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.17%	7/24/2031	—	(2)	(6)	—
							34,625	34,332	4.16
Diversified Consumer Services
AAH Topco., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.02%	12/22/2027	2,299	2,291	2,292	0.28
American Residential Services LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.80%	1/31/2030	—	—	—	—
Apex Service Partners, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	9.05%	10/24/2030	4,765	4,749	4,765	0.58
Apex Service Partners, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/24/2030	766	764	766	0.09
Apex Service Partners, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/24/2030	2,859	2,842	2,859	0.35
Apex Service Partners, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	10/24/2029	—	(2)	—	—
Ascend Learning, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.92%	12/11/2028	987	989	983	0.12
Ave Holdings III, Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.98%	2/25/2028	6,354	6,296	5,767	0.70
Ave Holdings III, Corp.	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.98%	2/25/2028	—	(4)	(48)	(0.01)
AVG Intermediate Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	5/16/2028	196	194	196	0.02
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	7/16/2027	903	902	894	0.11
COP Hometown Acquisitions, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	7/16/2027	3,928	3,920	3,889	0.47

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
CVP Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	6/30/2031	$6,427	$6,420	$6,397	0.77%
CVP Holdco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/30/2031	969	965	965	0.12
CVP Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/30/2031	—	(14)	(13)	—
CVP Holdco, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.92%	6/28/2030	—	(1)	(3)	—
Essential Services Holding Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	6/17/2031	2,032	2,029	1,971	0.24
Essential Services Holding Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.30%	6/17/2030	109	108	102	0.01
Excel Fitness Consolidator LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	4/29/2030	649	649	646	0.08
Excel Fitness Consolidator LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/29/2030	2,630	2,603	2,617	0.32
ExperiGreen Intermediate Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2032	8,802	8,767	8,714	1.05
ExperiGreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/10/2032	—	(5)	(16)	—
ExperiGreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	12/10/2032	72	67	61	0.01
Fitness International LLC	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.42%	2/12/2029	10,689	10,689	10,719	1.30
Flint Opco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	8/15/2030	1,528	1,521	1,521	0.18
Flint Opco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/15/2030	3,014	3,000	2,999	0.36
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/15/2030	1,159	1,146	1,142	0.14
Flint Opco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	8/15/2029	—	(1)	(1)	—
FSHS I, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.67%	11/18/2028	196	195	194	0.02
Goodlife Fitness Centres Inc.	(6)(12)(14)	First Lien Term Loan	C + 5.25%	7.67%	4/1/2033	CAD 8,896	6,380	6,219	0.75
Goodlife Fitness Centres Inc.	(6)(7)(12)(14)	First Lien Revolver	C + 5.25%	7.67%	4/1/2033	—	(6)	(6)	—
GS Seer Group Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.80%	4/29/2030	98	97	82	0.01
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.80% (Incl. 3.13% PIK)	10/18/2030	5,077	5,060	5,052	0.61
GSV Holding, LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.30%	10/18/2030	—	(1)	—	—
Innovetive Petcare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	6/30/2029	5,363	5,363	5,336	0.64
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.20%	6/30/2029	7,671	7,664	7,634	0.92
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.02%	6/30/2029	1,984	1,976	1,974	0.24
Intel 471 INC.	(12)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/27/2028	200	200	197	0.02
Lido Purchaser, Inc.	(12)(15)	First Lien Term Loan	S + 4.75%	8.67%	4/4/2033	2,237	2,232	2,231	0.27
Lido Purchaser, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/4/2033	—	(1)	(2)	—
Quick Quack Car Wash Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	6/10/2031	196	196	196	0.02
Quick Quack Car Wash Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/10/2031	483	481	481	0.06
Quick Quack Car Wash Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/10/2031	4,249	4,245	4,238	0.51
Seahawk BidCo, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	12/19/2031	5,731	5,716	5,688	0.69
Seahawk BidCo, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/19/2031	1,797	1,782	1,784	0.22
Seahawk BidCo, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/19/2031	630	628	581	0.07
Seahawk BidCo, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	12/19/2030	182	180	178	0.02
University Support Services LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.67%	2/10/2029	1,356	1,344	1,353	0.16
US Fitness Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.50%	9.55%	9/4/2031	10,857	10,818	10,803	1.31
US Fitness Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.50%	9.55%	9/4/2031	1,239	1,234	1,233	0.15
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	9/4/2031	—	(9)	(18)	—
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.55%	9/4/2030	—	(1)	(1)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Vertex Service Partners, LLC	(8)(14)	First Lien Term Loan	S + 6.00%	10.05% (Incl. 4.02% PIK)	11/8/2030	$204	$204	$193	0.02%
Vertex Service Partners, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05% (Incl. 4.02% PIK)	11/8/2030	50	50	30	—
VPP Intermediate Holdings, LLC	(12)(13)	First Lien Term Loan	S + 5.50%	9.55%	5/31/2030	8,435	8,396	8,394	1.01
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	5/31/2030	203	200	198	0.02
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.55%	5/31/2030	—	(2)	(2)	—
							125,505	124,424	15.03
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	7.30%	1/31/2032	2,000	1,979	1,929	0.23
Guardian US Holdco LLC	(5)(8)(15)	First Lien Term Loan	S + 3.25%	7.30%	1/31/2030	2,205	2,211	2,206	0.27
Virgin Media Bristol LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.18%	7.51%	3/31/2031	1,500	1,493	1,201	0.15
Zacapa S.a r.l.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.80%	3/22/2029	2,463	2,467	2,467	0.30
							8,150	7,803	0.95
Electrical Equipment
AMP Purchaser, LLC	(12)(15)	First Lien Term Loan	S + 4.50%	8.42%	4/1/2033	2,214	2,209	2,209	0.28
AMP Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.42%	4/1/2033	—	(1)	(1)	—
Infinite Bidco LLC	(5)(8)(13)	First Lien Term Loan	S + 6.25%	10.30%	3/2/2028	98	98	98	0.01
							2,306	2,306	0.29
Electronic Equipment, Instruments and Components
AEMI Holdings, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	9.05%	2/28/2029	1,866	1,843	1,843	0.22
Dwyer Instruments, LLC	(5)(7)(16)	First Lien Revolver	S + 2.00%	6.05%	7/24/2031	—	—	—	—
Excelitas Technologies Corp.	(12)(14)	First Lien Term Loan	S + 5.25%	9.17%	8/13/2029	2,312	2,290	2,300	0.28
Phoenix 1 Buyer Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	11/20/2030	5,740	5,740	5,740	0.69
Phoenix 1 Buyer Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	11/20/2029	—	—	—	—
							9,873	9,883	1.19
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	8/27/2031	6,011	5,990	6,011	0.73
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	8/27/2031	1,248	1,238	1,248	0.15
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	8/27/2031	—	(4)	—	—
Integrated Power Services Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	17,334	17,323	17,117	2.07
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.78%	11/22/2031	—	(9)	(23)	—
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.78%	11/22/2030	—	(2)	(11)	—
Phillips & Temro Industries Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	3/12/2027	182	182	181	0.02
							24,718	24,523	2.97

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	8/1/2031	$8,229	$8,214	$8,188	0.99%
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	83	80	78	0.01
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	7,362	7,336	7,325	0.89
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	8/1/2031	—	(3)	(8)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.92%	11/25/2032	2,229	2,235	2,212	0.27
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	7/28/2031	16,003	16,003	16,003	1.93
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/28/2031	275	274	275	0.03
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/28/2031	3,262	3,248	3,262	0.39
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	7/28/2031	632	629	632	0.08
CFGI Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.17%	11/2/2029	5,511	5,481	5,442	0.66
CFGI Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.17%	11/2/2029	—	(1)	(3)	—
Cherry Bekaert Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	6/28/2030	10,332	10,292	10,202	1.23
Cherry Bekaert Advisory LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/28/2030	1,148	1,138	1,133	0.14
ClearCapital Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	6/30/2032	2,990	2,979	2,908	0.35
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/30/2032	—	(1)	(5)	—
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	6/30/2032	—	(3)	(11)	—
Contractual Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	10/10/2030	196	196	196	0.02
Contractual Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	10/10/2030	85	85	85	0.01
Focus Financial Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	9/15/2031	3,307	3,301	3,252	0.39
Foreside Financial Group, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	9.45%	10/1/2029	2,569	2,569	2,550	0.31
Frazier & Deeter Advisory, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	5/2/2032	3,110	3,102	3,072	0.37
Frazier & Deeter Advisory, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	5/2/2032	1,712	1,707	1,691	0.20
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/2/2032	95	78	61	0.01
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	5/2/2031	—	(1)	(1)	—
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	5/2/2031	130	128	126	0.02
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.90%	8/25/2028	5,253	5,253	5,226	0.63
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.15%	8/25/2028	914	911	898	0.11
Heights Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	8/25/2028	860	855	856	0.10
Heights Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	8/25/2028	—	(2)	(22)	—
Heights Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.90%	8/25/2028	—	—	(4)	—
Kriv Acquisition Inc.	(8)(12)(13)	First Lien Term Loan	S + 4.50%	8.55%	7/31/2031	1,814	1,813	1,800	0.22
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/31/2031	—	(7)	(22)	—
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.55%	7/31/2031	116	115	113	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	6/3/2030	$11,731	$11,657	$11,585	1.40%
Minotaur Acquisition, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/3/2030	1,447	1,425	1,429	0.17
Minotaur Acquisition, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/3/2030	1,349	1,339	1,335	0.16
Minotaur Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	6/3/2030	—	(6)	(11)	—
Monarch Finco, LLC	(6)(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	1,125	1,120	1,125	0.14
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/29/2032	1,042	1,036	1,042	0.13
Monarch Finco, LLC	(6)(7)(12)(15)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	—	—	—
NAB Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.55%	11/23/2028	2,220	2,204	2,101	0.25
Neon Maple Purchaser Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	11/17/2031	3,933	3,946	3,831	0.46
OneSource Virtual, Inc.	(12)(15)	First Lien Term Loan	S + 4.50%	8.55%	1/30/2033	8,162	8,144	8,141	0.98
OneSource Virtual, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	1/30/2033	—	(3)	(3)	—
Opalite Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	4/21/2033	2,616	2,603	2,603	0.31
Opalite Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/21/2033	—	(1)	(1)	—
Opalite Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	4/21/2033	—	(2)	(2)	—
OSTTRA Group Ltd	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	7.05%	10/8/2032	719	716	720	0.09
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.52%	5/15/2029	4,689	4,673	4,677	0.57
Pathstone Family Office LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.52%	5/15/2029	136	133	133	0.02
Pathstone Family Office LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.52%	5/15/2029	1,450	1,434	1,446	0.17
Pathstone Family Office LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.52%	5/15/2028	—	(1)	(1)	—
Petrus Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	10/17/2029	196	196	195	0.02
Project Accelerate Parent LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.17%	2/24/2031	—	—	—	—
Ryan, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.50%	7.42%	11/5/2032	4,435	4,415	4,452	0.54
Ryan, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.42%	11/7/2030	8	7	8	—
The Chartis Group, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	9/17/2031	1,244	1,239	1,244	0.15
The Chartis Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	9/17/2031	95	93	95	0.01
The Chartis Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	9/17/2031	—	(1)	—	—
Wealth Enhancement Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	196	196	194	0.02
Wealth Enhancement Group, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	9,645	9,621	9,525	1.15
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	502	499	472	0.06
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.25%	8.30%	10/2/2028	—	—	(4)	—
Wipfli Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	10/1/2032	2,165	2,160	2,138	0.26
Wipfli Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/1/2032	134	132	124	0.01
Wipfli Advisory LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	10/1/2032	—	(1)	(7)	—
							136,977	136,096	16.44
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.42%	3/10/2028	26	24	24	—
Fiesta Purchaser, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.67%	2/12/2031	3,119	3,126	3,085	0.37
RB Holdings Interco, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	5/4/2028	196	194	194	0.02
Sigma Holdco B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 4.25%	8.48%	10/31/2030	2,819	2,822	2,771	0.33
Sugar PPC Buyer LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	10/2/2031	2,014	2,006	2,004	0.24
WPP Bullet Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	12/7/2030	5,078	5,052	5,027	0.61
WPP Bullet Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.30%	12/7/2029	—	(1)	(1)	—
							13,223	13,104	1.57

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
EDPO, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2029	$5,509	$5,505	$5,509	0.67%
EDPO, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2029	6,776	6,776	6,776	0.82
EDPO, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/10/2029	—	(3)	—	—
EDPO, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	12/8/2028	236	233	236	0.03
							12,511	12,521	1.52
Ground Transportation
AMS Parent, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	9.06%	10/25/2028	196	194	182	0.02
							194	182	0.02
Health Care Technology
Acentra Holdings, LLC	(8)(15)	First Lien Term Loan	S + 5.25%	9.30%	12/17/2029	75	75	75	0.01
Caerus US 1 Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	5/25/2029	196	194	182	0.02
Caerus US 1 Inc.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/25/2029	—	—	—	—
Continental Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.67%	4/2/2031	6,653	6,653	6,636	0.80
Continental Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	4/2/2031	3,889	3,882	3,879	0.47
Continental Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/2/2031	1,800	1,795	1,795	0.22
Continental Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/2/2031	222	221	220	0.03
Continental Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	4/2/2031	—	(2)	(4)	—
Cotiviti, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.67%	3/26/2032	3,879	3,847	3,718	0.45
DeLorean Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	12/16/2031	4,291	4,265	4,248	0.51
DeLorean Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	12/16/2031	—	(5)	(7)	—
Empower Payments Investor, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	3/12/2031	8,481	8,467	8,438	1.02
Empower Payments Investor, LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	3/12/2031	7,747	7,730	7,709	0.93
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/12/2031	—	(2)	(9)	—
Empower Payments Investor, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/12/2031	3,076	3,057	3,061	0.37
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	3/12/2030	—	—	(1)	—
Ensemble RCM, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	7.05%	2/10/2031	—	—	—	—
F&M Buyer LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	3/18/2032	3,582	3,567	3,546	0.43
F&M Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/18/2032	—	(2)	(12)	—
F&M Buyer LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	3/18/2032	—	(3)	(5)	—
Goldeneye Parent, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	3/31/2032	11,898	11,876	11,779	1.42
Goldeneye Parent, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	3/31/2032	—	(4)	(17)	—
HT Intermediary III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	11/12/2030	6,190	6,169	6,174	0.75
HT Intermediary III, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/12/2030	1,523	1,513	1,497	0.18
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	11/12/2030	210	208	200	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
IMO Investor Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.54%	5/11/2029	$3,510	$3,510	$3,485	0.42%
IMO Investor Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.54%	5/11/2029	252	252	250	0.03
IMO Investor Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.54%	5/11/2028	—	—	(3)	—
Invictus Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	6/3/2031	7,682	7,682	7,682	0.93
Invictus Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	6/3/2031	3,250	3,234	3,250	0.39
Invictus Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	6/3/2031	—	—	—	—
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	7/3/2031	1,482	1,482	1,482	0.18
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	7/3/2031	7,455	7,417	7,455	0.90
Net Health Acquisition Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	7/3/2031	—	(3)	—	—
Perfectserve, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/27/2032	3,325	3,311	3,325	0.40
Perfectserve, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	2/27/2032	—	(2)	—	—
SDS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.65%	9/30/2027	196	196	196	0.02
Swoop Intermediate III, Inc.	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.55%	4/12/2032	7,590	7,580	7,571	0.92
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	4/12/2032	—	(3)	(3)	—
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	4/12/2032	—	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.88% PIK)	3/12/2032	5,649	5,637	5,578	0.67
Unlimited Technology Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	3/12/2032	—	(2)	(9)	—
Vatica Health, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	4,429	4,408	4,307	0.52
Vatica Health, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	(2)	(12)	—
Wisdom Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	7/24/2032	6,105	6,092	5,953	0.72
Wisdom Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.30%	7/24/2032	—	(2)	(16)	—
							114,285	113,590	13.73
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.52%	1/31/2028	168	168	168	0.02
Aspen Medical Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	6/10/2028	1,814	1,814	1,809	0.22
Belmont Instrument, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	8/19/2028	194	194	194	0.02
Blades Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	3/28/2028	198	198	198	0.02
Blades Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/28/2028	2,211	2,200	2,201	0.27
Blades Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/28/2028	7	7	7	—
Blades Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.55%	3/28/2028	—	—	(1)	—
Cadence, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	8/6/2032	4,562	4,540	4,540	0.55
Cadence, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/6/2032	—	(5)	(8)	—
Cadence, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	8/6/2032	—	(4)	(5)	—
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	2,970	2,961	2,948	0.36
CDL Parent, Inc.	(12)(13)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	14,308	14,251	14,201	1.72
CDL Parent, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/7/2028	1,639	1,632	1,627	0.20
CPC/Cirtec Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	1/30/2029	1,635	1,632	1,619	0.20
CPC/Cirtec Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	10/31/2028	212	211	206	0.02

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Sentry Acquisition, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	2/2/2033	$3,831	$3,815	$3,831	0.46%
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	2/2/2033	—	(2)	—	—
Sentry Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	2/2/2033	—	(3)	—	—
Tarrytown Acquisition Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.42%	11/12/2032	3,128	3,116	3,113	0.38
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/12/2032	—	(2)	(3)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	11/12/2032	—	(3)	(3)	—
TIDI Legacy Products, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	12/19/2029	196	196	195	0.02
							36,916	36,837	4.46
Healthcare Providers and Services
123Dentist Inc.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.00%	7.42%	8/10/2029	CAD 9,983	7,091	6,944	0.84
AB Centers Acquisition Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2031	7,189	7,163	7,171	0.87
AB Centers Acquisition Corporation	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.17%	7/2/2031	221	219	220	0.03
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.17%	7/2/2031	—	(2)	(1)	—
Arrow Management Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	7/26/2032	2,181	2,171	2,165	0.26
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/26/2032	107	105	101	0.01
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	7/23/2032	94	93	92	0.01
Artes Intermediate Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	8/20/2033	2,922	2,907	2,908	0.35
Artes Intermediate Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/20/2033	—	(4)	(8)	—
Artes Intermediate Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	8/20/2033	—	(4)	(4)	—
Cardiology Management Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.70%	1/31/2029	196	196	194	0.02
Community Medical Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.98%	12/15/2028	98	97	98	0.01
Crown Laundry, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	5/28/2031	2,648	2,637	2,648	0.32
Crown Laundry, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	5/28/2031	144	142	144	0.02
Crown Laundry, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	5/28/2031	52	50	52	0.01
CVR Management, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	1/4/2027	—	—	—	—
CVR Management, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	1/4/2027	196	196	196	0.02
DCA Investment Holding LLC	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	6/2/2031	16	16	16	—
DCA Investment Holding LLC	(12)(14)	First Lien Term Loan	S + 6.00%	10.05%	6/2/2031	106	106	106	0.01
DOCS, MSO, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.15%	6/1/2028	47	47	46	0.01
ENT MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.40%	12/31/2028	156	156	155	0.02
EPFS Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	7/31/2031	6,927	6,902	6,771	0.82
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/31/2031	—	(1)	(2)	—
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	7/31/2031	247	244	232	0.03
Eyesouth Eye Care Holdco, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.52%	10/5/2029	2,096	2,096	2,075	0.25
Eyesouth Eye Care Holdco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.52%	10/5/2029	4,085	4,053	4,045	0.49
GTCR BC Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	11/19/2032	5,268	5,234	5,202	0.63
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	11/19/2032	—	(4)	(14)	—
GTCR BC Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	11/19/2031	—	(5)	(8)	—
ImageFirst Holdings, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	7.05%	3/12/2030	—	—	—	—
IvyRehab Intermediate II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.15%	4/23/2029	196	196	194	0.02
IvyRehab Intermediate II, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	9.15%	4/23/2029	4,000	3,960	3,960	0.48
JKC Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/13/2032	373	372	370	0.04

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	$129	$128	$128	0.02%
JKC Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	421	418	414	0.05
JKC Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	2/13/2032	32	32	31	—
MRO Corporation	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	6/9/2032	9,047	8,988	9,047	1.09
MRO Corporation	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/9/2032	795	789	795	0.10
MRO Corporation	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	6/9/2032	—	(5)	—	—
New ACI Buyer, LLC	(12)(14)	First Lien Term Loan	S + 5.50%	9.55%	6/29/2031	44	44	44	0.01
ONS MSO, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.80%	7/7/2028	210	209	184	0.02
ONS MSO, LLC	(7)(12)(13)	First Lien Revolver	S + 6.25%	10.30%	7/7/2028	21	21	18	—
Onsite Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.90%	12/28/2027	196	196	182	0.02
Orsini Pharmaceutical Services, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	5/22/2031	3,310	3,296	3,310	0.40
Orsini Pharmaceutical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	5/22/2030	—	(1)	—	—
PhyNet Dermatology LLC	(8)(13)	First Lien Term Loan	S + 6.50%	10.55%	10/20/2029	204	204	200	0.02
Premise Health Holding Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	11/8/2032	8,967	8,955	8,923	1.08
Premise Health Holding Corp.	(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	11/8/2032	1,427	1,420	1,420	0.17
Premise Health Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	11/8/2032	757	751	751	0.09
Premise Health Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	11/6/2031	—	(1)	(5)	—
RxSense Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	4/17/2029	3,359	3,359	3,343	0.40
RxSense Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	4/17/2029	—	—	(3)	—
SCHP Purchaser, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.55%	10/22/2032	3,140	3,126	3,038	0.37
SCHP Purchaser, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	10/22/2032	—	(2)	(17)	—
Smile Doctors LLC	(8)(14)	First Lien Term Loan	S + 5.90%	10.05%	12/23/2028	98	98	97	0.01
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.73%	2/2/2032	1,149	1,143	1,149	0.14
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	2/2/2032	4,616	4,609	4,616	0.56
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	2/2/2032	—	(3)	—	—
Soleo Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.73%	2/2/2032	700	699	700	0.08
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	2/2/2032	—	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	11/1/2028	196	196	196	0.02
SpecialtyCare, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	12/18/2029	9,690	9,645	9,642	1.17
SpecialtyCare, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/18/2029	381	377	374	0.05
SpecialtyCare, Inc.	(7)(12)(16)	First Lien Revolver	S + 3.75%	7.80%	12/18/2029	—	(1)	(3)	—
United Digestive MSO Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.80%	3/30/2029	196	196	195	0.02
USHV Management, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/8/2032	4,114	4,099	4,093	0.49
USHV Management, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/8/2032	—	(1)	(1)	—
USHV Management, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	9/8/2031	—	(3)	(3)	—
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/19/2031	2,937	2,932	2,929	0.35
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	9/19/2031	8,784	8,746	8,740	1.06
Valeris, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	9/19/2031	—	(6)	(7)	—
							111,089	110,597	13.36

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	8/19/2027	$196	$195	$195	0.02%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.25%	6.99%	5/29/2030	CAD 7,400	5,307	5,200	0.63
Movati Athletic (Group) Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	C + 4.25%	6.99%	5/29/2030	—	(6)	—	—
Southpaw AP Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.45%	3/2/2028	2,747	2,745	2,726	0.33
Southpaw AP Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.32%	3/2/2028	619	617	615	0.07
Southpaw AP Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.45%	3/2/2028	57	57	56	0.01
							8,915	8,792	1.06
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	10/1/2027	193	193	193	0.02
							193	193	0.02
Household Products
TPC US Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.95%	3/1/2027	38	38	38	—
Wu Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	4/19/2032	10,162	10,142	10,086	1.22
Wu Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/19/2032	—	(2)	(19)	—
Wu Holdco, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.80%	4/19/2032	—	(2)	(6)	—
							10,176	10,099	1.22
Industrial Conglomerates
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	E + 4.75%	7.34%	8/6/2032	EUR 617	716	699	0.08
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	8/6/2032	9,199	9,199	9,199	1.11
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	8/6/2032	—	(6)	—	—
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	8/6/2032	—	—	—	—
							9,909	9,898	1.19
Insurance
Acrisure, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.92%	11/6/2030	1,980	1,981	1,605	0.19
Allied Benefits Systems Intermediate LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.92%	10/31/2030	3,935	3,935	3,906	0.47
AMBA Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.40%	7/30/2029	3,541	3,524	3,522	0.43
AMBA Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.40%	7/30/2029	849	845	845	0.10
AMBA Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.40%	7/30/2029	—	(1)	(1)	—
AmeriLife Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	8/31/2029	3,275	3,269	3,266	0.39
AmeriLife Holdings LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	12,086	12,058	12,056	1.46
AmeriLife Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	233	232	230	0.03
AmeriLife Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	8/31/2028	139	137	138	0.02
AQ Sunshine, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	7/24/2033	6,097	6,082	6,067	0.73
AQ Sunshine, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/24/2033	72	69	66	0.01
AQ Sunshine, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	7/24/2032	—	(2)	(3)	—
Ardonagh Midco 3 Limited	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	7.23%	2/15/2031	3,933	3,933	3,904	0.47
Bellwether Buyer, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	4/15/2032	4,182	4,176	4,172	0.50
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	4/15/2032	492	490	487	0.06
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	4/15/2032	—	(2)	(2)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Broadstreet Partners, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	6/13/2031	$1,079	$1,082	$1,059	0.13%
Foundation Risk Partners, Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/29/2030	2,984	2,970	2,963	0.36
Galway Borrower LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.55%	9/29/2028	4,459	4,447	4,411	0.53
Galway Borrower LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/29/2028	284	283	280	0.03
Galway Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/29/2028	150	149	141	0.02
Galway Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	9/29/2028	68	67	64	0.01
Higginbotham Insurance Agency, Inc	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	6/11/2031	6,647	6,647	6,614	0.80
Higginbotham Insurance Agency, Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	178	177	176	0.02
Higginbotham Insurance Agency, Inc	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	556	553	553	0.07
Imagine 360 LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	9/30/2028	1,375	1,371	1,365	0.16
Imagine 360 LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	9/30/2028	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	8/25/2028	7,526	7,511	7,526	0.91
Iris Specialty Acquisition LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.55%	11/20/2032	7,326	7,312	7,271	0.88
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	11/20/2032	111	110	102	0.01
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	11/20/2032	247	244	239	0.03
Mclarens Midco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.95%	12/19/2027	2,543	2,543	2,536	0.31
Mclarens Midco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.95%	12/19/2027	657	656	655	0.08
Mclarens Midco Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.95%	12/19/2027	889	889	886	0.11
Mclarens Midco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.95%	12/19/2027	198	195	194	0.02
Mclarens Midco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.95%	12/19/2027	—	—	(1)	—
Oakbridge Insurance Agency LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	11/1/2029	196	196	194	0.02
Oakbridge Insurance Agency LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	11/1/2029	2,319	2,309	2,290	0.28
Oakbridge Insurance Agency LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	11/1/2029	2,563	2,548	2,550	0.31
Oakbridge Insurance Agency LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	11/1/2029	396	388	382	0.05
OneDigital Borrower LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.92%	7/2/2031	1,971	1,971	1,950	0.24
Pareto Health Intermediate Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 5.00%	9.05%	6/1/2030	3,361	3,352	3,352	0.41
Pareto Health Intermediate Holdings, Inc.	(12)(13)	First Lien Term Loan	S + 5.00%	9.05%	6/1/2030	1,835	1,826	1,830	0.22
Pareto Health Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	6/1/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.20%	10/16/2028	7,913	7,891	7,853	0.95
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.20%	10/16/2028	1,384	1,380	1,373	0.17
Patriot Growth Insurance Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.20%	10/16/2028	—	(1)	(4)	—
Riser Interco, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.80%	10/31/2029	1,106	1,106	1,086	0.13
Riser Interco, LLC	(8)(14)	First Lien Term Loan	SON + 4.75%	8.50%	10/31/2029	GBP 973	1,288	1,269	0.15
Riser Interco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/31/2029	—	(1)	(6)	—
Riser Interco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	10/31/2029	—	—	(9)	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	12/31/2031	6,667	6,643	6,617	0.80
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/31/2031	1,781	1,763	1,749	0.21
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	12/31/2031	—	(5)	(7)	—
THG Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	10/31/2031	2,917	2,917	2,910	0.35
THG Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	10/31/2031	558	556	556	0.07
THG Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	10/31/2031	126	126	126	0.02
Trucordia Insurance Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	7.30%	6/17/2032	268	267	249	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
World Insurance Associates, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	4/3/2030	$4,022	$4,021	$4,012	0.48%
World Insurance Associates, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/3/2030	2,849	2,842	2,842	0.34
World Insurance Associates, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/3/2030	—	(11)	(12)	—
World Insurance Associates, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	4/3/2030	—	(1)	(1)	—
							121,300	120,441	14.57
IT Services
BigTime Software, Inc.	(12)(14)	First Lien Term Loan	S + 6.25%	10.30%	6/30/2028	200	200	197	0.02
Cardinal Parent, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.50%	8.70%	11/12/2027	196	190	176	0.02
DT1 Midco Corp	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.92%	12/30/2031	7,624	7,603	7,509	0.91
DT1 Midco Corp	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	12/30/2031	753	749	741	0.09
DT1 Midco Corp	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	12/30/2031	1,484	1,473	1,445	0.17
DT1 Midco Corp	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.92%	12/30/2030	—	(3)	(18)	—
Govdelivery Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.80% (Incl. 2.25% PIK)	1/17/2031	204	203	204	0.02
Marco Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.92%	11/24/2027	200	200	199	0.02
MSS Zenith Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	9/19/2033	6,137	6,091	6,091	0.74
MSS Zenith Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.30%	9/19/2031	—	(5)	(5)	—
Noble Midco 3 Limited	(8)(14)	First Lien Term Loan	S + 5.25%	9.30% (Incl. 0.50% PIK)	6/10/2031	5,132	5,132	5,094	0.62
Noble Midco 3 Limited	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80% (Incl. 0.50% PIK)	6/10/2031	—	—	(6)	—
Noble Midco 3 Limited	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	12/10/2030	140	140	132	0.02
NTI Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 4.25%	8.30%	7/1/2031	—	—	(2)	—
PDI TA Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 6.00%	10.05% (Incl. 2.50% PIK)	2/3/2031	206	206	195	0.02
Ridge Trail US Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	9/30/2031	8,534	8,488	8,491	1.03
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/30/2031	415	395	400	0.05
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	3/31/2031	—	(5)	(5)	—
Safety Borrower Holdings LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.67%	12/19/2032	5,736	5,731	5,664	0.68
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/19/2032	—	(1)	(11)	—
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.67%	12/19/2032	33	32	21	—
Saturn Borrower Inc	(8)(13)	First Lien Term Loan	S + 6.00%	10.05%	11/13/2028	3,852	3,836	3,784	0.46
Saturn Borrower Inc	(7)(12)(13)	First Lien Revolver	S + 6.00%	10.05%	11/13/2028	205	200	194	0.02
Spirit RR Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.65%	9/13/2028	3,194	3,190	3,154	0.38
Spirit RR Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.76%	8.91%	9/13/2028	723	723	716	0.09
Spirit RR Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.65%	9/13/2028	—	—	(3)	—
Storable, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.80%	4/16/2029	—	—	(2)	—
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.77%	2/19/2030	1,977	1,973	1,977	0.24
Trunk Acquisition, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.77%	2/19/2030	1,545	1,541	1,545	0.19
VS Buyer, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.80%	10/11/2030	—	—	(3)	—
Welocalize, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.40%	5/31/2027	196	196	190	0.02
							48,478	48,064	5.81

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
KWOL Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	12/12/2029	$6,035	$6,035	$5,945	0.72%
KWOL Acquisition, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/12/2029	9,491	9,424	9,349	1.13
KWOL Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	12/12/2029	—	(3)	(26)	—
LSCS Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.55%	3/4/2032	1,478	1,471	1,469	0.18
Sotera Health Holdings, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.25%	6.17%	5/30/2031	780	780	782	0.09
							17,707	17,519	2.12
Machinery
Dynatect Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.65%	9/29/2028	188	188	188	0.02
Flow Control Solutions, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	3/29/2029	5,204	5,158	5,204	0.63
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	3/29/2029	208	204	208	0.03
Merlin Buyer Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 3.75%	7.80%	4/16/2031	—	(13)	(11)	—
Process Equipment, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.73%	3/6/2028	195	195	195	0.02
Process Insights Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.25%	10.30% (Incl. 4.60% PIK)	7/18/2029	200	200	181	0.02
RFI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.65%	8/5/2030	3,442	3,428	3,425	0.41
RFI Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.65%	8/5/2030	1,660	1,653	1,647	0.20
RFI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.65%	8/5/2030	36	34	33	—
SunSource Borrower, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	8.02%	3/25/2031	1,960	1,968	1,965	0.24
Victory Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.80%	2/13/2031	—	(1)	—	—
							13,014	13,035	1.57

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
MH Sub I, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.25%	8.17%	12/31/2031	$2,456	$2,437	$2,306	0.28%
Planet US Buyer LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	7.05%	2/7/2031	2,358	2,362	2,365	0.29
Red Ventures, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	3/4/2030	936	936	885	0.11
							5,735	5,556	0.68
Oil, Gas and Consumable Fuels
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.92%	7/24/2028	5,065	5,060	5,039	0.61
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	7/24/2028	433	433	431	0.05
Valicor PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.92%	1/24/2028	468	468	465	0.06
							5,961	5,935	0.72
Personal Care Products
Apothecary Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.23%	7/27/2027	130	130	129	0.02
Swanson Health Products, Incorporated	(8)(13)	First Lien Term Loan	S + 5.75%	10.06%	6/30/2027	158	158	156	0.02
							288	285	0.04
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.50%	6.42%	8/1/2032	1,498	1,499	1,507	0.18
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/30/2030	2,971	2,971	2,874	0.35
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	E + 5.25%	7.84%	9/30/2030	EUR 2,674	2,923	2,931	0.35
Bamboo US BidCo LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	9/30/2030	1,875	1,867	1,814	0.22
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.17%	10/1/2029	289	289	262	0.03
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.48%	12/22/2031	4,625	4,608	4,602	0.56
Bridges Consumer Healthcare Intermediate LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.48%	12/22/2031	2,208	2,203	2,197	0.27
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	12/22/2031	500	495	490	0.06
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.48%	12/22/2031	—	(3)	(4)	—
Exactcare Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.55%	11/5/2029	196	196	196	0.02
NH Kronos Parent, Inc.	(12)(15)	First Lien Term Loan	S + 4.50%	8.55%	1/31/2033	12,661	12,634	12,598	1.52
NH Kronos Parent, Inc.	(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	1/31/2033	838	835	834	0.10
NH Kronos Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	1/31/2033	—	(3)	(6)	—
Puma Buyer, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.55%	10/10/2033	2,559	2,552	2,562	0.31
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	3/29/2032	11,552	11,519	11,552	1.40
Puma Buyer, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.30%	3/29/2032	—	(7)	—	—
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	4/4/2030	2,461	2,453	2,461	0.30
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.80%	4/4/2030	3,806	3,806	3,806	0.46
TerSera Therapeutics LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	4/4/2030	7,477	7,445	7,477	0.90
TerSera Therapeutics LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.80%	4/4/2030	—	(1)	—	—
							58,281	58,153	7.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	8/13/2032	$1,305	$1,300	$1,292	0.16%
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	8/13/2032	98	97	94	0.01
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	8/13/2032	98	97	96	0.01
Analytic Partners, LP	(12)(14)	First Lien Term Loan	S + 4.25%	8.17%	4/4/2030	951	949	948	0.11
Analytic Partners, LP	(8)(14)	First Lien Term Loan	S + 4.25%	8.17%	4/4/2030	3,844	3,840	3,834	0.46
Analytic Partners, LP	(7)(12)(16)	First Lien Revolver	S + 4.25%	8.17%	4/4/2030	—	(2)	(1)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	11/18/2031	2,832	2,822	2,825	0.34
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	11/18/2031	651	647	647	0.08
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.30%	11/18/2031	302	299	300	0.04
Clinical Education Alliance, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.20%	12/21/2028	98	97	98	0.01
Crisis Prevention Institute, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 4.75%	8.80%	4/9/2029	—	—	—	—
DISA Holdings Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/9/2028	2,803	2,803	2,789	0.34
DISA Holdings Corp.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/9/2028	546	546	543	0.07
DISA Holdings Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/9/2028	565	565	562	0.07
DTI Holdco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.92%	4/26/2029	725	640	704	0.09
Foreigner Bidco Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	10.15%	4/19/2028	200	200	193	0.02
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.67%	6/2/2031	2,547	2,549	2,453	0.30
HSI Halo Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	6/30/2031	7,688	7,676	7,573	0.92
HSI Halo Acquisition, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/30/2031	690	689	680	0.08
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	6/28/2030	—	(2)	(14)	—
IG Investments Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/22/2028	2,563	2,563	2,563	0.31
IG Investments Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	9/22/2028	—	—	—	—
Iris Buyer LLC	(8)(13)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2031	196	194	195	0.02
Iris Buyer LLC	(12)(13)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2031	1,838	1,829	1,830	0.22
Iris Buyer LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/2/2031	—	(1)	(3)	—
Iris Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	9.05%	10/2/2030	—	(1)	(1)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Keng Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.55%	8/1/2029	$196	$194	$193	0.02%
Lighthouse Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/22/2031	—	(5)	(24)	—
Marina Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	7/1/2030	2,109	2,094	2,093	0.25
Marina Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	7/1/2030	12	10	10	—
MHE Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	10.20%	7/21/2027	200	200	199	0.02
Monarch Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.75%	8.98%	6/2/2032	4,873	4,852	4,824	0.58
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/2/2032	438	432	418	0.05
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.80%	6/2/2032	164	160	155	0.02
OMNIA Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.80%	12/31/2032	3,102	3,108	3,111	0.38
Propio LS, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	5/10/2030	7,209	7,180	7,150	0.86
Propio LS, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	5/10/2030	—	(1)	(2)	—
Rimkus Consulting Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	4/1/2031	8,804	8,804	8,562	1.03
Rimkus Consulting Group, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	4/1/2031	606	605	589	0.07
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.30%	4/1/2030	300	300	267	0.03
Ruppert Landscape, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	12/3/2029	4,551	4,545	4,506	0.54
Ruppert Landscape, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	3,895	3,861	3,856	0.47
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	—	(1)	(7)	—
Ruppert Landscape, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	599	599	593	0.07
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	12/3/2029	238	235	229	0.03
Sedgwick Claims Management Services, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.42%	7/31/2031	1,456	1,459	1,451	0.18
Skopima Consilio Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.42%	5/12/2028	3,303	3,307	3,155	0.38
USRP Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	12/31/2029	8,520	8,496	8,520	1.03
USRP Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	12/31/2029	2,610	2,596	2,610	0.32
USRP Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.92%	12/31/2029	—	(3)	—	—
Vaco Holdings, LLC	(5)(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	1/21/2027	—	—	(6)	—
Vensure Employer Services, Inc.	(8)(12)(15)	First Lien Term Loan	S + 5.00%	9.05%	9/27/2031	2,458	2,456	2,428	0.29
VT Topco, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	7.05%	8/9/2030	985	983	972	0.12
YA Intermediate Holdings II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	10/1/2031	5,324	5,304	5,231	0.63
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/1/2031	713	707	674	0.08
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.23%	10/1/2031	755	751	736	0.09
							93,624	92,693	11.20
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	7/5/2033	1,957	1,947	1,947	0.24
Sako and Partners Lower Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/5/2033	—	(2)	(3)	—
Sako and Partners Lower Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	7/5/2033	24	22	22	—
							1,967	1,966	0.24

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Adelaide Borrower, LLC	(12)(14)	First Lien Term Loan	S + 6.00%	10.05%	5/8/2030	$203	$202	$199	0.02%
Ahead DB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.75%	6.80%	2/1/2031	729	728	728	0.09
Alta Buyer, LLC	(12)(13)	First Lien Term Loan	S + 4.50%	8.73%	2/18/2033	7,678	7,652	7,659	0.93
Alta Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.73%	2/18/2033	—	(3)	(2)	—
AQA Acquisition Holding, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.30%	3/3/2028	—	—	(18)	—
Articulate Global, LLC	(8)(15)	First Lien Term Loan	S + 4.00%	8.05%	10/25/2032	13,156	13,129	13,123	1.59
Articulate Global, LLC	(7)(12)(15)	First Lien Revolver	S + 4.00%	8.05%	10/25/2032	—	(3)	(3)	—
Artifact Bidco, Inc.	(8)(15)	First Lien Term Loan	S + 4.15%	8.20%	7/28/2031	3,354	3,336	3,354	0.41
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.15%	8.20%	7/28/2031	—	(4)	—	—
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.15%	8.20%	7/26/2030	—	(3)	—	—
Banker's Toolbox, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.73%	7/27/2029	4,502	4,502	4,502	0.54
BlueCat Networks (USA) Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	8/8/2028	1,463	1,459	1,456	0.18
Boxer Parent Company Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.80%	7/30/2031	3,933	3,935	3,725	0.45
Camelot U.S. Acquisition LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.67%	1/31/2031	4,260	4,266	4,081	0.49
Catalis Intermediate, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.70%	2/4/2028	98	97	97	0.01
Central Parent LLC	(5)(8)(16)(17)	First Lien Term Loan	S + 3.25%	7.30%	7/6/2029	3,077	3,008	1,646	0.20
Clearwater Analytics Holdings, Inc.	(12)(13)	First Lien Term Loan	S + 4.50%	8.42%	6/27/2033	9,129	9,106	9,134	1.10
Clearwater Analytics Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/27/2033	—	(2)	1	—
Clearwater Analytics Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.42%	6/27/2033	—	(3)	—	—
Cloud Software Group, Inc.	(5)(6)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.30%	9/28/2029	—	—	—	—
Concord Global Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	12/29/2031	3,946	3,930	3,906	0.47
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	12/29/2031	618	613	600	0.07
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	12/26/2031	—	(3)	(7)	—
ConnectWise, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.81%	9/29/2028	2,225	2,229	2,190	0.26
Conservice Midco, LLC	(12)(14)	First Lien Term Loan	S + 4.25%	8.30%	2/25/2033	7,578	7,563	7,559	0.91
Conservice Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	2/25/2033	—	(2)	(3)	—
Digital.AI Software Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	10.05%	8/10/2028	98	98	94	0.01
DS Admiral Bidco, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.55%	6/26/2029	—	—	(6)	—
DT Intermediate Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	2/22/2030	3,463	3,453	3,351	0.41
DT Intermediate Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/22/2030	—	—	(13)	—
DT Intermediate Holdco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/22/2030	319	316	308	0.04
Eagan Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	8.17%	9/8/2032	5,765	5,754	5,693	0.69
Eagan Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	9/8/2032	—	(2)	(18)	—
Eagan Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.17%	9/8/2032	—	(2)	(10)	—
Eclipse Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	9/8/2031	7,862	7,837	7,725	0.93
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	9/8/2031	—	(2)	(12)	—
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	10.30%	8/29/2029	199	198	190	0.02
Edition Holdings, Inc.	(12)(14)	First Lien Term Loan	S + 4.50%	8.42%	12/20/2032	11,969	11,950	11,729	1.42
Edition Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/20/2032	—	(2)	(41)	—
Edition Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	12/20/2032	—	(2)	(20)	—
Emburse, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	8.30%	5/28/2032	7,368	7,354	7,276	0.88
Emburse, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	5/28/2032	—	(1)	(16)	—
Emburse, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	8.30%	5/28/2032	—	(3)	(16)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Empyrean Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	11/26/2031	$1,382	$1,377	$1,362	0.16%
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	11/26/2031	—	(1)	(8)	—
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.55%	11/26/2031	—	(1)	(3)	—
ESG Investments, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	3/11/2029	4,488	4,480	4,444	0.54
Fourth Enterprises, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	3/21/2031	10,611	10,573	10,426	1.26
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/21/2031	—	(8)	(36)	—
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	3/21/2031	—	(5)	(17)	—
Genesys Cloud Services Holdings I, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.25%	6.17%	1/30/2032	3,096	3,083	3,036	0.37
GS Acquisitionco, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	5/25/2028	73	73	69	0.01
Higher Logic, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	1/10/2029	4,488	4,475	4,476	0.54
Higher Logic, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.30%	1/10/2029	—	(2)	(1)	—
Hyphen Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	8/6/2032	2,687	2,682	2,687	0.32
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	8/6/2032	—	(1)	—	—
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.42%	8/6/2032	—	(1)	—	—
Inhabitiq Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.42%	1/12/2032	2,479	2,475	2,461	0.30
Inhabitiq Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	1/12/2032	—	(1)	(5)	—
Inhabitiq Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	1/12/2032	—	(1)	(3)	—
Innovative Systems L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	8/20/2032	3,391	3,377	3,341	0.40
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/20/2032	291	286	269	0.03
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	8/20/2032	—	(2)	(7)	—
Kaseya Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	7.30%	3/20/2030	—	(4)	(101)	(0.01)
Kipu Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	8.30%	1/27/2028	196	196	195	0.02
KPA Parent Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.42%	3/12/2032	7,188	7,158	7,117	0.86
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/12/2032	—	(2)	(9)	—
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	3/12/2032	—	(4)	(7)	—
Litera Bidco LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.92%	5/1/2028	196	196	194	0.02
Majesco, LLC	(12)(15)	First Lien Term Loan	S + 4.25%	8.30%	1/7/2033	11,807	11,800	11,571	1.40
Majesco, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.30%	1/7/2033	—	(1)	(21)	—
Mastery Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/7/2029	196	196	196	0.02
Maverick Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.98%	12/2/2031	21,502	21,457	21,234	2.57
Maverick Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	12/2/2031	—	(1)	(13)	—
Maverick Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.98%	12/2/2031	—	(2)	(11)	—
McAfee Corp.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.92%	3/1/2029	3,183	3,185	2,920	0.35
Medallia, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	9.23%	10/29/2031	6	6	6	—
Medallia, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.23%	10/29/2031	24	24	24	—
ML Holdco, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	10/25/2032	7,249	7,236	7,249	0.88
ML Holdco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	10/25/2032	60	58	60	0.01
Monotype Imaging Holdings Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.17%	2/28/2031	1,208	1,210	1,208	0.15
Monotype Imaging Holdings Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.17%	2/28/2031	26	26	26	—
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.17%	2/28/2030	—	—	—	—
Montana Buyer Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.67%	7/22/2029	2,616	2,613	2,577	0.31
Montana Buyer Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	7/22/2028	—	—	(5)	—
MRI Software LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.80%	2/10/2028	6,856	6,846	6,821	0.82
MRI Software LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/10/2028	1,276	1,270	1,270	0.15
MRI Software LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/10/2028	316	316	314	0.04

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
MRI Software LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	2/10/2028	$81	$79	$79	0.01%
Nasuni Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/10/2030	6,250	6,215	6,172	0.75
Nasuni Corporation	(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	9/10/2030	1,953	1,946	1,929	0.23
Nasuni Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	9/10/2030	521	514	505	0.06
Navex Global Holdings Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	10/14/2032	10,417	10,412	10,287	1.24
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	10/14/2032	—	(3)	(32)	—
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.92%	10/14/2031	—	—	(24)	—
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	C + 4.75%	7.17%	5/3/2029	CAD 1,544	1,115	1,085	0.13
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	5/3/2029	4,374	4,372	4,374	0.53
North Star Acquisitionco, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/3/2029	275	275	275	0.03
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	5/3/2029	706	705	706	0.09
OEConnection LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.42%	12/23/2032	12,568	12,548	12,443	1.50
OEConnection LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/23/2032	—	(5)	(65)	(0.01)
OEConnection LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.42%	12/23/2032	—	(3)	(16)	—
OLO Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.55%	9/13/2032	8,831	8,812	8,720	1.05
OLO Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	9/13/2032	—	(2)	(10)	—
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.80%	1/27/2032	6,284	6,261	6,284	0.76
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.55%	1/27/2032	1,997	1,994	1,997	0.24
Onit, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	1/27/2032	—	(5)	—	—
Onit, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.80%	1/27/2032	—	(5)	—	—
Onward Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.05%	8.97% (Incl. 2.68% PIK)	4/1/2033	5,044	5,026	4,956	0.60
Onward Acquireco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/1/2033	—	(4)	(37)	—
Onward Acquireco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.67%	4/1/2033	—	(3)	(13)	—
Pegasus Transtech Holding, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.92%	11/17/2026	194	194	190	0.02
Perforce Software, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.67%	3/21/2031	2,000	2,000	1,026	0.12
Prism Parent Co. Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.92%	9/19/2028	5,466	5,406	5,425	0.66
Prism Parent Co. Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	9/19/2028	561	555	557	0.07
Proofpoint, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.50%	8.55%	8/31/2030	985	973	989	0.12
Renaissance Holding Corp	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.92%	4/5/2030	1,775	1,775	1,360	0.16
Routeware, Inc.	(12)(13)	First Lien Term Loan	S + 5.25%	9.30%	9/18/2031	3,182	3,170	3,118	0.38
Routeware, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	9/18/2031	422	420	413	0.05
Routeware, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.80%	9/18/2031	—	—	(5)	—
Routeware, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.30%	9/18/2031	—	(1)	(7)	—
Supernova Intermediate Pty Ltd	(6)(12)(15)	First Lien Term Loan	S + 5.00%	9.05%	5/12/2033	9,173	9,153	9,036	1.09
Supernova Intermediate Pty Ltd	(6)(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/12/2033	—	(4)	(50)	(0.01)
Supernova Intermediate Pty Ltd	(6)(7)(12)(15)	First Lien Revolver	S + 5.00%	9.05%	5/12/2033	—	(3)	(18)	—
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.45%	6/30/2028	197	196	197	0.02
Trackforce Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.80% (Incl. 3.00% PIK)	6/23/2028	202	202	199	0.02
TriMech Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.80%	3/10/2028	5,389	5,373	5,389	0.65
TriMech Acquisition Corp.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/10/2028	—	(1)	—	—
TriMech Acquisition Corp.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/10/2028	2,443	2,429	2,443	0.30
TriMech Acquisition Corp.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.80%	3/10/2028	—	(7)	—	—
UKG Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.25%	6.30%	2/10/2031	1,753	1,753	1,704	0.21
Ungerboeck Systems International, LLC	(12)(13)	First Lien Term Loan	S + 4.75%	8.80%	4/30/2029	6,964	6,939	6,790	0.82

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Validity, Inc.	(8)(15)	First Lien Term Loan	S + 5.00%	9.23%	4/12/2032	$1,813	$1,783	$1,736	0.21%
Validity, Inc.	(7)(12)(16)	First Lien Revolver	S + 5.00%	9.23%	4/10/2030	—	—	(17)	—
Vamos Bidco, Inc	(8)(15)	First Lien Term Loan	S + 4.50%	8.55%	1/30/2032	2,619	2,609	2,613	0.32
Vamos Bidco, Inc	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	1/30/2032	331	328	328	0.04
Vamos Bidco, Inc	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.55%	1/30/2032	199	197	198	0.02
WatchGuard Technologies, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2029	196	195	187	0.02
							305,193	298,863	36.14
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(16)	First Lien Term Loan	S + 3.25%	7.48%	5/6/2033	835	831	828	0.10
SCW Holdings III Corp.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	9.05%	3/17/2032	7,791	7,778	7,732	0.93
SCW Holdings III Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	3/17/2032	—	(3)	(3)	—
SCW Holdings III Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	3/17/2031	—	(3)	(7)	—
Shock Doctor Intermediate, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	9.30%	11/20/2029	182	182	182	0.02
							8,785	8,732	1.05
Technology Hardware, Storage and Peripherals
TouchTunes Music Group, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.80%	4/2/2029	196	196	182	0.02
UBEO, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.55%	7/3/2028	196	196	196	0.02
UBEO, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	7/3/2028	1,134	1,126	1,134	0.14
Victors Purchaser, LLC	(8)(12)(15)	First Lien Term Loan	S + 4.25%	8.30%	12/23/2032	9,621	9,621	9,548	1.15
Victors Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	8.30%	12/23/2032	2,447	2,444	2,428	0.29
Victors Purchaser, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	12/23/2032	—	—	(14)	—
Victors Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	8.17%	12/23/2032	150	147	138	0.02
							13,730	13,612	1.64
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 1.25%	5.30%	5/22/2030	—	—	—	—
Team Acquisition Corporation	(7)(12)(13)	First Lien Term Loan	S + 7.00%	11.05%	9/14/2031	7	7	7	—
Team Acquisition Corporation	(13)	First Lien Delayed Draw Term Loan	S + 7.00%	11.05%	9/14/2031	—	—	—	—
Varsity Brands, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.80%	8/26/2031	2,960	2,967	2,962	0.36
							2,974	2,969	0.36
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.42%	2/20/2028	196	196	196	0.02
Painters Supply and Equipment Co.	(8)(13)	First Lien Term Loan	S + 5.50%	9.65%	8/10/2027	196	195	193	0.02
Surfaceprep Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.98%	2/4/2030	1,877	1,877	1,863	0.23
SurfacePrep Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	2/4/2030	2,576	2,570	2,554	0.31
Surfaceprep Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	2/4/2030	357	356	354	0.04
Surfaceprep Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.98%	2/4/2030	—	—	(3)	—
							5,194	5,157	0.62
Transportation Infrastructure
Psc Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.30%	4/3/2031	1,601	1,601	1,597	0.19
Psc Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.17%	4/3/2031	384	383	383	0.05
Psc Parent, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.17%	4/3/2031	267	267	266	0.03
Psc Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.17%	4/3/2030	140	140	139	0.02
VRS Buyer, Inc.	(5)(8)(12)(16)	First Lien Term Loan	S + 3.50%	7.55%	10/12/2032	109	108	108	0.01
VRS Buyer, Inc.	(5)(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 3.50%	7.55%	10/12/2032	—	—	—	—
							2,499	2,493	0.30

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	10.30% (Incl. 9.21% PIK)	4/12/2028	$260	$259	$259	0.03%
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 5.50%	9.55%	4/12/2028	232	232	228	0.03
Alert Media, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.30%	4/12/2028	19	19	17	—
CCI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	9.05%	5/13/2032	9,827	9,784	9,778	1.18
CCI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	9.05%	5/13/2032	—	—	(3)	—
							10,294	10,279	1.24
Total Secured Debt Investments							1,706,186	1,689,743	204.25

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(12)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	921	$915	$921	0.11%
							915	921	0.11
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(12)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	3,308	3,239	3,168	0.39
New ACI Intermediate I LLC	(12)	Subordinated Unsecured Term Loan	N/A	10.00% PIK	6/28/2032	30	30	30	—
							3,269	3,198	0.39
Software
OEC Holdco, LLC	(12)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	5,289	5,194	5,064	0.61
							5,194	5,064	0.61
Total Unsecured Debt Investments							9,378	9,183	1.11

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	$628	$479	0.06%
							628	479	0.06
Capital Markets
GTCR ABC Buyer, LLC	(9)	Common	—	—	—	854	—	179	0.02
GTCR ABC Holdings, LLC	(9)	Preferred	—	—	—	1	854	886	0.11
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	191	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	—	—	146	151	164	0.02
Parthenon Nova, L.P.	(9)	LP Units	—	—	—	248	175	175	0.02
							1,331	1,595	0.19
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	349	0.04
Buckman Laboratories	(9)	LP Units	—	—	—	372	373	535	0.07
							618	884	0.11
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	LP Units	—	—	—	1	1,050	1,279	0.16
REP Summit Coinvest IV, L.P.	(9)(12)	LP Units	—	—	—	323	324	276	0.03
							1,374	1,555	0.19

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	LP Units	—	—	—	73	$726	$724	0.09%
Proampac PG Parent LLC	(9)(12)	Preferred	N/A	13.00% PIK	—	250	261	265	0.03
TCB Holdings I LLC	(9)(12)	Preferred	N/A	14.00% PIK	—	5,000	5,972	5,801	0.70
							6,959	6,790	0.82
Diversified Consumer Services
EXPG Holdings, L.P.	(9)(18)	Common	—	—	—	—	172	149	0.02
Lido Co-Invest L.P.	(9)	LP Units	—	—	—	145	145	145	0.02
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,573	0.19
							1,618	1,867	0.23
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	—	—	259	288	289	0.03
Opalite Holdings, L.P.	(9)(18)	LP Units	—	—	—	—	409	483	0.06
TA Investors Thunderbolt, L.P.	(7)(9)	LP Units	—	—	—	349	349	420	0.05
							1,046	1,192	0.14
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	460	0.06
F&M Buyer LLC	(9)	Common	—	—	—	365	365	401	0.05
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	349	0.04
Goldeneye Parent, LLC	(9)(18)	LP Units	—	—	—	—	417	561	0.07
Goldeneye Parent, LLC	(9)	LP Units	—	—	—	20	—	114	0.01
Novacap TMT VI Co-Investment (Invita) LP	(7)(9)	LP Units	—	—	—	241	241	278	0.03
Unlimited Technology Holdings, LLC	(9)	LP Units	—	—	—	552	552	383	0.05
							2,292	2,546	0.31
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(9)	LP Units	—	—	—	381	381	458	0.06
							381	458	0.06
Healthcare Providers and Services
ACG Parent Holdings, LP	(9)(18)	Common	—	—	—	—	279	282	0.04
ACG Parent Holdings, LP	(9)	Preferred	—	—	—	3	3	27	—
ARX Parent Holdings, LP	(9)	Common	—	—	—	5	5	5	—
ARX Parent Holdings, LP	(9)(18)	Preferred	—	—	—	—	455	455	0.05
Cyan Investors LP	(7)(9)	LP Units	—	—	—	535	535	545	0.07
DCA TopCo LP	(9)(12)	LP Units	—	—	—	7	81	80	0.01
EPFS Acquisition Holdings, LP	(9)(18)	Common	—	—	—	—	156	246	0.03
MRO Corporation	(9)(18)	Common	—	—	—	—	239	289	0.03
New ACI Holdings LLC	(9)(12)(18)	Common	—	—	—	—	55	53	0.01
SCHP Holdings, L.P.	(9)	LP Units	—	—	—	3	331	431	0.05
							2,139	2,413	0.29

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
BayPine Regal Co-Invest, LP	(9)	LP Units	—	—	—	538	$538	$590	0.07%
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,191	0.15
							1,773	1,781	0.22
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	LP Units	—	—	—	1,501	1,525	1,772	0.21
							1,525	1,772	0.21
Professional Services
Monarch Buyer, Inc.	(9)	LP Units	—	—	—	1,376	1,395	1,517	0.18
							1,395	1,517	0.18
Software
CB ML Co-Invest, L.P.	(9)	Common	—	—	—	1,031	1,035	1,278	0.15
Five Arrows Supernova Falt Co-Invest Scsp	(6)(9)	Common	—	—	—	4	425	450	0.05
Five Arrows Supernova Falt Co-Invest Scsp	(6)(9)	Common	—	—	—	4	4	1	—
GT Silver Co-Invest SCSp	(9)(18)	LP Units	—	—	—	—	718	735	0.09
Medallia Topco LLC	(9)(12)(18)	Common	—	—	—	—	17	16	—
Medallia Topco LLC	(9)(12)(18)	Preferred	—	—	—	—	19	19	—
Noble Aggregator LP	(9)	Common	—	—	—	2	1,506	1,171	0.14
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1	1,121	950	0.12
Scorpion Holdings, LLC	(9)	LP Units	—	—	—	1,000	—	—	—
							4,845	4,620	0.55
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	1	500	724	0.09
							500	724	0.09
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	275	0.03
Team Holding, LLC	(9)(12)	Common	—	—	—	2	24	24	—
							186	299	0.03
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	353	0.04
							286	353	0.04
Total Equity Investments							28,896	30,845	3.72
Total Investments - non-controlled/non-affiliated							1,744,460	1,729,771	209.08

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						$29,393	$29,393	3.56%
Total Short-term Investments							29,393	29,393	3.56
Total Investments at fair value							$1,773,853	$1,759,164	212.64%

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Par amount reflects total outstanding (i.e., funded par) for each debt investment, excluding unfunded commitments, and the number of shares or units held for equity investments.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 4.70% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded investment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded investment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied. See the unfunded commitments table following the footnotes to this Consolidated Schedule of Investments and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
8.
Position or portion thereof is pledged as collateral under the Morgan Stanley Facility.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

9.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $30,845 or 3.73% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
ARX Parent Holdings, LP	Common	August 20, 2026
ARX Parent Holdings, LP	Preferred	August 20, 2026
BayPine Regal Co-Invest, LP	LP Units	June 1, 2026
Buckman Laboratories	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Clarity Technologies Holdings, LP	Common	September 25, 2025
Cyan Investors LP	LP Units	November 19, 2025
DCA TopCo LP	LP Units	June 2, 2026
DeLorean Topco, L.P.	Common	December 16, 2024
EPFS Acquisition Holdings, LP	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
GTCR ABC Buyer, LLC	Common	April 14, 2026
GTCR ABC Holdings, LLC	Preferred	April 14, 2026
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Iris Specialty Acquisition LLC	Common	November 20, 2025
KPCI Co-Invest 2, LP	LP Units	September 26, 2025

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
Lal Group Holdings, LLC	Common	August 6, 2025
Lal Group Holdings, LLC	Preferred	August 6, 2025
Lido Co-Invest L.P.	LP Units	April 2, 2026
Low Voltage Holdings Inc.	LP Units	April 28, 2025
Medallia Topco LLC	Common	July 30, 2026
Medallia Topco LLC	Preferred	July 30, 2026
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025
New ACI Holdings LLC	Common	June 29, 2026
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
OMERS Apollo Investment Holdings, LLC	LP Units	December 30, 2024
Opalite Holdings, L.P.	LP Units	April 21, 2026
Parthenon Nova, L.P.	LP Units	September 21, 2026
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
SCHP Holdings, L.P.	LP Units	October 24, 2025
Scorpion Holdings, LLC	LP Units	December 27, 2024
Scorpion Holdings, LLC	LP Units	December 27, 2024
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk Holdings, LP	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
TCB Holdings I LLC	Preferred	January 31, 2025
Team Holding, LLC	Common	September 14, 2026
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
VRS Parent Holdings LP	Common	July 18, 2025

10.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
11.
Short-term investments amounting to $29,393 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2026.
12.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
13.
Loan includes interest floor of 1.00%.
14.
Loan includes interest floor of 0.75%.
15.
Loan includes interest floor of 0.50%.
16.
Loan includes interest floor of 0.00%.
17.
Loan is on non-accrual status.
18.
Investments with par value / shares less than 500 shown as zero.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Unfunded Commitments

As of September 30, 2026, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
1596213 B.C. Ltd.	Delayed Draw Term Loan	9/22/2028	$2,137	$(11)
1596213 B.C. Ltd.	Revolver	9/21/2033	772	(4)
365RM Holdco, LLC	Delayed Draw Term Loan	5/9/2028	152	(1)
365RM Holdco, LLC	Revolver	5/6/2033	253	(2)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	660	(2)
AB Centers Acquisition Corporation	Revolver	7/2/2031	428	(1)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	294	(3)
ABC Legal Holdings, LLC	Revolver	8/13/2032	157	(2)
Alert Media, Inc.	Revolver	4/12/2028	90	(2)
Alta Buyer, LLC	Revolver	2/18/2033	837	(2)
AMBA Buyer, Inc.	Revolver	7/30/2029	223	(1)
American Residential Services LLC	Revolver	1/31/2030	870	—
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	2,690	(13)
Americhem, Inc.	Revolver	3/1/2032	1,906	(10)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	877	(2)
AmeriLife Holdings LLC	Revolver	8/31/2028	417	(1)
AMP Purchaser, LLC	Revolver	4/1/2033	286	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	2,655	—
Ampirical Solutions, LLC	Revolver	9/30/2032	708	—
Analytic Partners, LP	Revolver	4/4/2030	502	(1)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	640	—
Apex Service Partners, LLC	Revolver	10/24/2029	660	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	917	(5)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,638	(8)
AQ Sunshine, Inc.	Delayed Draw Term Loan	6/1/2028	1,297	(6)
AQ Sunshine, Inc.	Revolver	7/24/2032	685	(3)
AQA Acquisition Holding, Inc.	Revolver	3/3/2028	100	(18)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	349	(2)
Arax MidCo, LLC	Revolver	3/24/2032	107	(1)
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	2,013	(5)
Ares Holdings, LLC	Revolver	11/18/2029	1,511	(4)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	678	(5)
Arrow Management Acquisition, LLC	Revolver	7/23/2032	167	(1)
Artes Intermediate Holdings, LLC	Delayed Draw Term Loan	8/22/2028	1,670	(8)
Artes Intermediate Holdings, LLC	Revolver	8/20/2033	835	(4)
Articulate Global, LLC	Revolver	10/25/2032	1,326	(3)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	$821	$—
Artifact Bidco, Inc.	Revolver	7/26/2030	587	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	1,140	(14)
Ave Holdings III, Corp.	Revolver	2/25/2028	514	(48)
Bamboo US BidCo LLC	Revolver	10/1/2029	537	(17)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,156	—
BCPE North Star US Holdco 2, Inc.	Revolver	3/10/2028	74	(1)
Bells Parent, Inc.	Delayed Draw Term Loan	9/30/2028	4,134	(21)
Bells Parent, Inc.	Revolver	4/25/2033	218	(1)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	1,686	(4)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	871	(2)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	49	(1)
BlackHawk Industrial Distribution, Inc.	Revolver	5/30/2030	1,028	(39)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	1,594	(4)
Blades Buyer, Inc.	Revolver	3/28/2028	305	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	1,500	(8)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	894	(4)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	1,931	(19)
Bulab Holdings, Inc.	Revolver	7/1/2032	1,862	(19)
Cadence, Inc.	Delayed Draw Term Loan	8/4/2028	1,662	(8)
Cadence, Inc.	Revolver	8/6/2032	969	(5)
Caerus US 1 Inc.	Delayed Draw Term Loan	9/22/2027	27	(1)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	801	(2)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	365	(1)
CCI Buyer, Inc.	Revolver	5/13/2032	580	(3)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	5,912	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	736	—
CFGI Holdings, LLC	Revolver	11/2/2029	270	(3)
CFs Brands, LLC	Revolver	10/2/2029	230	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	$184	$(5)
ClearCapital Holdings, LLC	Revolver	6/30/2032	410	(11)
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	1,691	1
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	1,099	—
Cloud Software Group, Inc.	Revolver	9/28/2029	100	—
CLS Management Services, LLC	Delayed Draw Term Loan	9/4/2028	525	(3)
Cold Chain Technologies, LLC	Revolver	7/2/2028	352	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	1,098	(11)
Concord Global Acquisition, LLC	Revolver	12/26/2031	686	(7)
Conservice Midco, LLC	Revolver	2/25/2033	1,032	(3)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/22/2028	519	(1)
Continental Buyer, Inc.	Revolver	4/2/2031	1,769	(4)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	346	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2027	276	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,020	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	652	(8)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	1,564	(20)
Crisis Prevention Institute, Inc.	Revolver	4/9/2029	100	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	290	—
Crown Laundry, LLC	Revolver	5/28/2031	455	—
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	1,154	(6)
CRS Midco Holdings, LLC	Revolver	12/31/2032	692	(3)
CVP Holdco, Inc.	Delayed Draw Term Loan	7/3/2028	2,855	(13)
CVP Holdco, Inc.	Revolver	6/28/2030	686	(3)
CVR Management, LLC	Delayed Draw Term Loan	1/4/2027	111	—
Cyan Investors LP	LP Units	N/A	75	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	653	(7)
DS Admiral Bidco, LLC	Revolver	6/26/2029	100	(6)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	1/1/2028	414	(13)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	1,056	(16)
DT1 Midco Corp	Revolver	12/30/2030	1,183	(18)
Dwyer Instruments, LLC	Revolver	7/24/2031	500	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	$1,441	$(18)
Eagan Parent, Inc.	Revolver	9/8/2032	769	(10)
Eclipse Buyer, Inc.	Revolver	9/8/2031	676	(12)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	2,026	(41)
Edition Holdings, Inc.	Revolver	12/20/2032	1,005	(20)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	828	—
EDPO, LLC	Revolver	12/8/2028	508	—
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	1,316	(16)
Emburse, Inc.	Revolver	5/28/2032	1,316	(16)
Empower Payments Investor, LLC	Delayed Draw Term Loan	2/22/2028	1,722	(9)
Empower Payments Investor, LLC	Revolver	3/12/2030	163	(1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	553	(8)
Empyrean Solutions, LLC	Revolver	11/26/2031	207	(3)
Ensemble RCM, LLC	Revolver	2/10/2031	457	—
Enthusiast Auto Holdings, LLC	Revolver	12/19/2027	64	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	91	(2)
EPFS Buyer, Inc.	Revolver	7/31/2031	439	(10)
Essential Services Holding Corporation	Revolver	6/17/2030	138	(3)
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	1,567	(16)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	984	(10)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	1,194	(12)
F&M Buyer LLC	Revolver	3/18/2032	522	(5)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	334	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	2,357	(12)
Flint Opco, LLC	Revolver	8/15/2029	212	(1)
Flow Control Solutions, Inc.	Revolver	3/29/2029	728	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	1,288	(6)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	2,079	(36)
Fourth Enterprises, LLC	Revolver	3/21/2031	959	(17)
FR Vision Holdings Inc	Delayed Draw Term Loan	9/26/2027	1,867	(28)
FR Vision Holdings Inc	Revolver	1/22/2030	178	(2)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	8/29/2028	6,882	(34)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	195	(2)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	279	(1)
Galway Borrower LLC	Delayed Draw Term Loan	2/7/2028	673	(7)
Galway Borrower LLC	Revolver	9/29/2028	360	(4)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Gloves Buyer, Inc.	Revolver	5/22/2030	$420	$—
Goldeneye Parent, LLC	Revolver	3/31/2032	1,744	(17)
Goodlife Fitness Centres Inc.	Revolver	4/1/2033	1,157	(6)
GSV Holding, LLC	Revolver	10/18/2030	217	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	4/15/2028	1,282	(6)
GTCR ABC Buyer, LLC	Revolver	4/14/2033	641	(3)
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	1,129	(14)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	602	(8)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	3,424	—
Harvey Tool Company, LLC	Revolver	8/6/2032	1,179	—
Hasa Acquisition, LLC	Delayed Draw Term Loan	11/14/2026	1,933	(29)
Hasa Acquisition, LLC	Revolver	1/10/2029	1,466	(22)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	3,014	(60)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	566	(11)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,254	(22)
Heights Buyer, LLC	Revolver	8/25/2028	764	(4)
Hercules Borrower LLC	Delayed Draw Term Loan	7/16/2027	1,046	(3)
Hercules Borrower LLC	Revolver	12/15/2028	589	(1)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	340	(2)
Higher Logic, LLC	Revolver	1/10/2029	380	(1)
HighTower Holding, LLC	Revolver	2/1/2030	10	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	12/17/2027	1,429	(14)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	932	(14)
HT Intermediary III, Inc.	Revolver	11/12/2030	363	(6)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	48	(2)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	501	—
Hyphen Solutions, LLC	Revolver	8/6/2032	301	—
IG Investments Holdings, LLC	Revolver	9/22/2028	293	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	2,800	—
Imagine 360 LLC	Revolver	9/30/2028	327	(2)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	$370	$(3)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	697	(5)
Inhabitiq Inc.	Revolver	1/12/2032	436	(3)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	1,163	(17)
Innovative Systems L.L.C.	Revolver	8/20/2032	484	(7)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	1,859	(23)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	1,117	(11)
Invictus Buyer, LLC	Revolver	6/3/2031	1,210	—
Iris Buyer LLC	Delayed Draw Term Loan	7/17/2028	553	(3)
Iris Buyer LLC	Revolver	10/2/2030	111	(1)
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	1,124	(8)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	840	(6)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	281	(3)
JKC Parent, Inc.	Revolver	2/13/2032	55	(1)
Kaseya Inc.	Revolver	3/20/2030	761	(101)
Kenco PPC Buyer LLC	Revolver	11/15/2029	503	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	940	(9)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	711	(7)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	2,957	(22)
Kriv Acquisition Inc.	Revolver	7/31/2031	278	(2)
KWOL Acquisition, Inc.	Revolver	12/12/2029	1,734	(26)
Lido Advisors, LLC	Delayed Draw Term Loan	7/28/2028	3,700	(19)
Lido Advisors, LLC	Revolver	5/10/2032	128	(2)
Lido Purchaser, Inc.	Delayed Draw Term Loan	4/3/2028	639	(2)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	1,103	(8)
Lightbeam Bidco Inc.	Revolver	5/4/2029	491	(4)
Lighthouse Parent Holdings, Inc.	Delayed Draw Term Loan	5/6/2028	2,358	(24)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	1,679	(21)
Low Voltage Holdings Inc.	Revolver	4/28/2032	1,048	(13)
Lubricant Engineers	Revolver	9/1/2029	885	(4)
Majesco, LLC	Revolver	1/7/2033	1,027	(21)
Marina Acquisition, Inc.	Revolver	7/1/2030	295	(2)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	1,075	(13)
Maverick Bidco Inc.	Revolver	12/2/2031	860	(11)
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	1,173	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	287	(1)
MDC Interior Acquisition Inc	Revolver	4/26/2030	42	(1)
Merlin Buyer Inc.	Revolver	4/16/2031	1,450	(11)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	$873	$(11)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	1,826	—
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	1,610	(16)
Monarch Buyer, Inc.	Revolver	6/2/2032	759	(8)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	525	—
Monarch Finco, LLC	Revolver	10/29/2032	105	—
Monotype Imaging Holdings Inc.	Revolver	2/28/2030	154	—
Montana Buyer Inc.	Revolver	7/22/2028	307	(5)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	645	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	124	(1)
MRI Software LLC	Revolver	2/10/2028	243	(1)
MRO Corporation	Revolver	6/9/2032	795	—
MSS Zenith Buyer, LLC	Revolver	9/19/2031	693	(5)
Nasuni Corporation	Revolver	9/10/2030	781	(10)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	2,539	(32)
Navex Global Holdings Corporation	Revolver	10/14/2031	1,922	(24)
Nelipak Holding Company	Delayed Draw Term Loan	3/29/2027	946	(14)
Nelipak Holding Company	Revolver	3/26/2031	1,551	(23)
Net Health Acquisition Corp.	Revolver	7/3/2031	973	—
NewEdge Capital Group, LLC	Delayed Draw Term Loan	7/8/2028	979	(5)
NewEdge Capital Group, LLC	Revolver	8/8/2033	573	(3)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	1,224	(6)
NFO Orange Buyer, LLC	Revolver	1/13/2033	522	(3)
NH Kronos Parent, Inc.	Revolver	1/31/2033	1,261	(6)
Noble Midco 3 Limited	Delayed Draw Term Loan	6/12/2027	824	(6)
Noble Midco 3 Limited	Revolver	12/10/2030	980	(7)
North Star Acquisitionco, LLC	Revolver	5/3/2029	74	—
Novacap TMT VI Co-Investment (Invita) LP	LP Units	N/A	(11)	—
NTI Buyer LLC	Revolver	7/1/2031	200	(2)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	8/28/2028	2,324	(12)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	6,491	(65)
OEConnection LLC	Revolver	12/23/2032	1,628	(16)
OLO Parent, Inc.	Revolver	9/13/2032	799	(10)
OneSource Virtual, Inc.	Revolver	1/30/2033	1,191	(3)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	2,786	—
Onit, Inc.	Revolver	1/27/2032	929	—
ONS MSO, LLC	Revolver	7/7/2028	3	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	$2,133	$(37)
Onward Acquireco, Inc.	Revolver	4/1/2033	889	(13)
Opalite Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	244	(1)
Opalite Buyer, Inc.	Revolver	4/21/2033	367	(2)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	226	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	3,206	(64)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	1,179	(24)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	156	—
Pathstone Family Office LLC	Delayed Draw Term Loan	6/2/2028	907	(2)
Pathstone Family Office LLC	Revolver	5/15/2028	374	(1)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	534	(4)
Perfectserve, Inc.	Revolver	2/27/2032	475	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	1,142	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	60	(1)
PLZ CORP.	Revolver	3/31/2032	637	(13)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	255	(1)
Polyphase Elevator Holding Company	Revolver	11/24/2032	575	(3)
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	509	(3)
Premise Health Holding Corp.	Revolver	11/6/2031	1,008	(5)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	1,640	(16)
Project Accelerate Parent LLC	Revolver	2/24/2031	100	—
Propio LS, LLC	Revolver	5/10/2030	200	(2)
Psc Parent, Inc.	Revolver	4/3/2030	152	—
Puma Buyer, LLC	Revolver	3/29/2032	2,005	—
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	912	—
Quality Automotive Services, LLC	Revolver	7/16/2027	257	—
Quick Quack Car Wash Holdings, LLC	Delayed Draw Term Loan	6/12/2027	272	(1)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	154	(2)
REP RS Coinvest IV, L.P.	LP Units	N/A	42	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	936	(5)
RFI Buyer, Inc.	Revolver	8/5/2030	564	(3)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	2,578	(13)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	$998	$(5)
Rimkus Consulting Group, Inc.	Revolver	4/1/2030	901	(25)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	359	(6)
Riser Interco, LLC	Revolver	10/31/2029	520	(9)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2027	1,056	(5)
Routeware, Inc.	Revolver	9/18/2031	341	(7)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/25/2027	689	(7)
Ruppert Landscape, LLC	Revolver	12/3/2029	627	(6)
RxSense Holdings LLC	Revolver	4/17/2029	619	(3)
Ryan, LLC	Revolver	11/7/2030	743	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	1,357	(17)
Saber Parent Holdings Corp.	Revolver	12/16/2032	1,241	(16)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	888	(11)
Safety Borrower Holdings LLC	Revolver	12/19/2032	733	(11)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	7/1/2028	711	(3)
Sako and Partners Lower Holdings LLC	Revolver	7/5/2033	308	(1)
Saturn Borrower Inc	Revolver	11/13/2028	435	(8)
SCHP Purchaser, Inc.	Revolver	10/22/2032	523	(17)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	457	(3)
SCW Holdings III Corp.	Revolver	3/17/2031	872	(7)
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/25/2027	5,866	(44)
Seahawk BidCo, LLC	Revolver	12/19/2030	364	(3)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	1,056	—
Sentry Acquisition, LLC	Revolver	2/2/2033	633	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	2,508	(19)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	903	(7)
Soleo Holdings, Inc.	Delayed Draw Term Loan	6/2/2028	1,149	—
Soleo Holdings, Inc.	Revolver	2/2/2032	704	—
Southpaw AP Buyer, LLC	Revolver	3/2/2028	195	(1)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	1,094	(5)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
SpecialtyCare, Inc.	Revolver	12/18/2029	$501	$(3)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	272	(3)
ST Athena Global LLC	Revolver	6/26/2029	556	(6)
Storable, Inc.	Revolver	4/16/2029	100	(2)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	3,336	(50)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	1,167	(18)
SurfacePrep Buyer, LLC	Delayed Draw Term Loan	1/15/2027	433	(3)
Surfaceprep Buyer, LLC	Revolver	2/4/2030	362	(3)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	1,214	(3)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	1,214	(3)
TA Investors Thunderbolt, L.P.	LP Units	N/A	68	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	671	(3)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	566	(3)
Team Acquisition Corporation	Term Loan	9/14/2031	6	—
TerSera Therapeutics LLC	Revolver	4/4/2030	261	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/18/2028	292	—
The Chartis Group, LLC	Revolver	9/17/2031	194	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	2,031	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	762	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	99	—
THG Acquisition, LLC	Revolver	10/31/2031	204	(1)
TriMech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	1,370	—
TriMech Acquisition Corp.	Revolver	3/10/2028	1,550	—
Truck-Lite Co., LLC	Delayed Draw Term Loan	12/17/2026	2,060	(15)
Truck-Lite Co., LLC	Revolver	2/13/2031	176	(1)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	275	—
UBEO, LLC	Delayed Draw Term Loan	2/18/2028	640	—
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	747	(9)
US Fitness Holdings, LLC	Delayed Draw Term Loan	8/31/2028	3,570	(18)
US Fitness Holdings, LLC	Revolver	9/4/2030	172	(1)
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	198	(1)
USHV Management, LLC	Revolver	9/8/2031	549	(3)

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
USRP Holdings, Inc.	Revolver	12/31/2029	$900	$—
Vaco Holdings, LLC	Revolver	1/21/2027	100	(6)
Valeris, Inc.	Revolver	9/19/2031	1,465	(7)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	241	(1)
Validity, Inc.	Revolver	4/10/2030	392	(17)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	774	(2)
Vamos Bidco, Inc	Revolver	1/30/2032	133	—
Vatica Health, Inc.	Revolver	10/29/2032	445	(12)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	201	(16)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	3,205	(24)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	813	(6)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	1,909	(14)
Victors Purchaser, LLC	Revolver	12/23/2032	1,467	(11)
Victory Buyer LLC	Revolver	2/13/2031	100	—
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	7/31/2028	927	(4)
VPP Intermediate Holdings, LLC	Revolver	5/31/2030	435	(2)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	7	—
VS Buyer, LLC	Revolver	10/11/2030	100	(3)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	1,926	(24)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	323	(4)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	678	(8)
Wipfli Advisory LLC	Revolver	10/1/2032	541	(7)
Wisdom Purchaser, LLC	Revolver	7/24/2032	636	(16)
World Insurance Associates, LLC	Delayed Draw Term Loan	7/10/2028	4,652	(12)
World Insurance Associates, LLC	Revolver	4/3/2030	209	(1)
WPP Bullet Buyer, LLC	Revolver	12/7/2029	83	(1)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	1,784	(4)
WRE Holding Corp.	Revolver	7/2/2030	134	—
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	2,497	(19)
Wu Holdco, Inc.	Revolver	4/19/2032	777	(6)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	1,537	(27)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	329	(6)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	81	—
YLG Holdings, Inc.	Revolver	12/23/2030	1,214	(6)
Zinc Buyer Corporation	Revolver	7/24/2031	677	(34)
Zone Climate Services, Inc.	Revolver	3/9/2028	223	(4)
Total Unfunded Commitments			$342,776	$(2,754)

(1)
Foreign domiciled investments have been converted to U.S. dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statements.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	10/31/2030	$4,629	$4,638	$4,657	0.64%
GSP Holdings, LLC	(6)(8)(13)	First Lien Term Loan	S + 6.50%	10.30% (Incl. 0.75% PIK)	11/6/2026	104	104	97	0.01
TransDigm Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.25%	5.92%	3/22/2030	3,678	3,693	3,693	0.50
							8,435	8,447	1.15
Air Freight and Logistics
Kenco PPC Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	5,342	5,318	5,342	0.73
Kenco PPC Buyer LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	—	(2)	—	—
Lightbeam Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	5/6/2030	4,901	4,901	4,876	0.66
Lightbeam Bidco Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	645	645	642	0.09
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	1,575	1,558	1,557	0.21
Lightbeam Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	5/4/2029	—	—	(2)	—
							12,420	12,415	1.69
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2026	5,860	5,860	5,860	0.80
Enthusiast Auto Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	12/19/2026	—	—	—	—
JHCC Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/9/2027	1,453	1,448	1,453	0.20
JHCC Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	421	420	421	0.06
JHCC Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	9/9/2027	109	109	109	0.01
OAC Holdings I Corp	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	3/30/2029	185	185	184	0.02
Power Stop, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.43%	1/26/2029	197	197	185	0.03
Quality Automotive Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	4,645	4,631	4,634	0.63
Quality Automotive Services, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	915	913	913	0.12
Quality Automotive Services, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	2,445	2,439	2,438	0.33
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	126	120	121	0.02
Quality Automotive Services, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	7/16/2027	—	(1)	(1)	—
Truck-Lite Co., LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	194	193	193	0.03
Truck-Lite Co., LLC	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.42%	2/13/2032	1,707	1,707	1,703	0.23
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/13/2032	37	37	37	0.01
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/13/2032	741	729	736	0.10
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	2/13/2032	—	(3)	(2)	—
Truck-Lite Co., LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	2/13/2031	—	—	—	—
							18,984	18,984	2.59

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	7/12/2029	$995	$999	$1,000	0.14%
							999	1,000	0.14
Building Products
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	1,013	1,009	1,003	0.14
MDC Interior Acquisition Inc	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/26/2030	—	—	—	—
Surewerx Purchaser III Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	12/28/2029	197	197	197	0.03
WST USA Holdco, Inc.	(6)(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	3/31/2027	1,708	1,708	1,703	0.23
WST USA Holdco, Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/31/2027	250	250	249	0.03
							3,164	3,152	0.43
Capital Markets
Allworth Financial Group, L.P.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2027	197	197	197	0.03
Arax MidCo, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	6,732	6,689	6,732	0.92
Arax MidCo, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/11/2029	—	(7)	—	—
Arax MidCo, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/11/2029	60	57	60	0.01
Cub Financing Intermediate, LLC	(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	6/28/2030	3,743	3,727	3,743	0.51
Cub Financing Intermediate, LLC	(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	6/28/2030	1,740	1,724	1,740	0.24
Edgeco Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	7,391	7,390	7,391	1.01
Edgeco Buyer, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	876	876	876	0.12
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	2,334	2,321	2,334	0.32
Edgeco Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	480	480	480	0.06
Edgeco Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	6/1/2028	—	(1)	—	—
HighTower Holding, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	2/1/2030	—	—	—	—
Lido Advisors, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	198	197	198	0.03
Lido Advisors, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	2,081	2,063	2,072	0.28
Lido Advisors, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	526	522	524	0.07
Lido Advisors, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	5/10/2032	307	304	306	0.04
The Ultimus Group Midco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/1/2032	4,068	4,048	4,048	0.55
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/1/2032	—	(3)	(7)	—
The Ultimus Group Midco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/1/2032	—	(3)	(3)	—
							30,581	30,691	4.19

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/1/2032	$10,448	$10,399	$10,396	1.42%
Americhem, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/1/2032	—	(6)	(13)	—
Americhem, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/1/2032	—	(10)	(10)	—
Aurora Plastics, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	12,431	12,405	12,369	1.69
Aurora Plastics, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	1,405	1,405	1,398	0.19
Aurora Plastics, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	—	(3)	(6)	—
Aurorium Global Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.55% (Incl. 3.70% PIK)	1/2/2029	99	98	94	0.01
Boulder Scientific Company, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2027	97	97	97	0.01
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	8,208	8,168	8,167	1.11
Bulab Holdings, Inc.	(8)(14)	First Lien Term Loan	E + 4.75%	6.78%	7/1/2032	EUR 1,352	1,588	1,580	0.21
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	—	(4)	(10)	—
Bulab Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	—	(9)	(9)	—
Charkit Chemical Company, LLC	(8)(13)	First Lien Term Loan	S + 4.88%	8.65%	12/29/2026	100	99	99	0.01
DCG Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/13/2031	6,991	6,991	6,886	0.94
DCG Acquisition Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/13/2031	830	829	812	0.11
Hasa Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	1/10/2029	198	198	197	0.03
LTI Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.75%	7.42%	7/29/2029	1,975	1,983	1,990	0.27
Lubricant Engineers	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	197	197	197	0.03
Lubricant Engineers	(8)(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	7,688	7,670	7,688	1.05
Lubricant Engineers	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	—	—	—	—
Lubricant Engineers	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	—	(4)	—	—
Lummus Technology Holdings V LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	12/31/2029	1,021	1,017	1,023	0.14
Plaskolite PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 8.00%	11.65% (Incl. 4.00% PIK)	5/9/2030	1,407	1,394	1,337	0.18
Plaskolite PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.65%	2/7/2030	11	10	3	—
Potters Industries LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.50%	9/14/2027	—	—	—	—
Rocket Bidco, Inc.	(6)(8)(14)	First Lien Term Loan	C + 4.75%	7.34%	11/1/2030	CAD 197	143	143	0.02
							54,655	54,428	7.42
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	7/30/2031	351	351	353	0.05
Anticimex Global AB	(5)(6)(8)(16)	First Lien Term Loan	S + 2.90%	6.55%	11/17/2031	1,234	1,234	1,241	0.17
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	2,945	2,933	2,937	0.40
Ares Holdings, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	2,366	2,360	2,360	0.32
Ares Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/18/2029	—	(2)	(5)	—
Ares Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	11/18/2029	—	(4)	(4)	—
AWP Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	14,215	14,157	14,072	1.92
AWP Group Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	152	151	149	0.02
BCPE Empire Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	12/11/2030	921	920	913	0.12
BIFM CA Buyer Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	649	650	654	0.09
CoolSys, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.66%	8/11/2028	197	195	177	0.02
CRS Midco Holdings, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	3,462	3,444	3,444	0.47
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	—	(3)	(6)	—
CRS Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	—	(3)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Discovery Purchaser Corporation	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	10/4/2029	$3,466	$3,471	$3,339	0.45%
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	2/22/2030	1,403	1,398	1,403	0.19
FL Hawk Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	2/22/2029	—	(1)	—	—
Fresh Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	386	386	386	0.05
HeartLand PPC Buyer, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	7,098	7,039	7,063	0.96
HeartLand PPC Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	859	851	855	0.12
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	53	44	38	0.01
HeartLand PPC Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/12/2029	12	9	8	—
Hercules Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/15/2028	5,260	5,256	5,234	0.71
Hercules Borrower LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/15/2028	—	(4)	(10)	—
Hercules Borrower LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/15/2028	—	(4)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/19/2029	197	196	197	0.03
HP RSS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/11/2029	1,309	1,298	1,302	0.18
HP RSS Buyer, Inc.	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/11/2029	274	273	273	0.04
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	3,474	3,412	3,456	0.47
HP RSS Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/11/2029	280	277	278	0.04
HP RSS Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/11/2029	842	835	838	0.11
HP RSS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	3,327	3,307	3,284	0.45
Low Voltage Holdings Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/28/2032	12,029	11,989	11,999	1.64
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/28/2032	—	(7)	(6)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	—	(5)	(4)	—
Low Voltage Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	CAD 0	—	—	—
Monarch Landscape Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/2/2028	198	196	196	0.03
Onyx-Fire Protection Services Inc.	(6)(8)(12)(14)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 9,057	6,515	6,600	0.90
Onyx-Fire Protection Services Inc.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 0	(6)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(12)(14)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 143	98	104	0.01
Palmetto Acquisitionco Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	9/18/2029	197	197	193	0.03
Pavion Corp.	(8)(14)	First Lien Term Loan	S + 6.00%	9.65% (Incl. 2.25% PIK)	10/30/2030	195	195	193	0.03
Polyphase Elevator Holding Company	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	6,399	6,375	6,368	0.87
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	431	429	426	0.06
Polyphase Elevator Holding Company	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	—	(2)	(3)	—
Project Boost Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	1,995	1,973	2,002	0.27
Saber Parent Holdings Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	9,000	8,978	8,978	1.22
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	—	(3)	(6)	—
Saber Parent Holdings Corp.	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	—	(3)	(3)	—
The Hiller Companies, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	6/20/2030	7,376	7,346	7,376	1.01
The Hiller Companies, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/20/2030	1,931	1,916	1,931	0.26
The Hiller Companies, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/20/2030	729	724	729	0.10
The Hiller Companies, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	6/20/2030	—	(5)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Thermostat Purchaser III, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	8/31/2028	$198	$198	$197	0.03%
Valet Waste Holdings, Inc.	(8)(12)(13)	First Lien Term Loan	S + 6.00%	9.67%	5/1/2029	6,553	6,498	6,553	0.89
Valet Waste Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	5/1/2029	—	(44)	—	—
WRE Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	7/2/2031	2,287	2,278	2,270	0.31
WRE Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	—	(5)	(13)	—
WRE Holding Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	733	733	727	0.10
WRE Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.58%	7/2/2030	—	(1)	(2)	—
YLG Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/23/2030	9,336	9,313	9,290	1.27
YLG Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/23/2030	813	810	806	0.11
YLG Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/23/2030	—	(7)	(6)	—
Zinc Buyer Corporation	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/24/2031	7,209	7,174	7,209	0.98
Zinc Buyer Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/24/2031	—	(5)	—	—
Zinc Buyer Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/24/2031	—	(5)	—	—
Zone Climate Services, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.80%	3/9/2028	400	396	395	0.05
Zone Climate Services, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.55%	3/9/2028	334	326	323	0.04
							128,985	129,045	17.60
Construction & Engineering
Ampirical Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	9/30/2032	1,770	1,761	1,752	0.24
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/30/2032	—	(6)	(27)	—
Ampirical Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.90%	9/30/2032	—	(3)	(7)	—
CLS Management Services, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	3/27/2030	197	196	197	0.03
FR Vision Holdings Inc	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	1/20/2031	3,958	3,953	3,928	0.53
FR Vision Holdings Inc	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	1/20/2031	117	111	101	0.01
FR Vision Holdings Inc	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	1/20/2031	982	977	975	0.13
FR Vision Holdings Inc	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	1/22/2030	—	—	(2)	—
Hydraulic Technologies USA LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	6/3/2031	828	816	807	0.11
Hydraulic Technologies USA LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.15%	6/3/2030	53	51	50	0.01
Kleinfelder Intermediate LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/18/2030	197	197	197	0.03
Mei Buyer LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.92%	6/29/2029	197	197	197	0.03
Trilon Group, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	3,875	3,855	3,846	0.52
Trilon Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	51	50	50	0.01
Trilon Group, LLC	(8)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	4,115	4,067	4,084	0.56
Trilon Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	559	552	544	0.07
Trilon Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	5/25/2029	—	(6)	(9)	—
							16,768	16,683	2.28

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.27%	5/5/2027	$198	$196	$194	0.03%
Red Fox CD Acquisition Corporation	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	3/4/2030	11,874	11,736	11,806	1.61
							11,932	12,000	1.64
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	2,983	2,988	2,993	0.41
CFs Brands, LLC	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2030	3,463	3,463	3,463	0.47
CFs Brands, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	10/2/2029	263	263	263	0.04
Clydesdale Acquisition Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	4/1/2032	28	28	28	—
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	10,688	10,681	10,667	1.45
Cold Chain Technologies, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	7/2/2027	294	294	293	0.04
Engineered Machinery Holdings, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	11/26/2032	148	148	149	0.02
Nelipak Holding Company	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	3/26/2031	6,343	6,343	6,296	0.86
Nelipak Holding Company	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	3/26/2031	1,540	1,529	1,521	0.21
Nelipak Holding Company	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.17%	3/26/2031	278	278	264	0.03
Packaging Coordinators Midco, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/15/2032	11,496	11,431	11,442	1.56
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/15/2032	—	(1)	(4)	—
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/15/2032	80	54	68	0.01
Packaging Coordinators Midco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	10/15/2032	—	(8)	(6)	—
Plastipak Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	1,149	1,143	1,153	0.16
PLZ Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.75%	7.53%	8/3/2026	99	96	92	0.01
Pro Mach Group, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	1,022	1,019	1,029	0.14
Proampac PG Borrower LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.53%	6/16/2028	51	51	51	0.01
Ring Container Technologies Group, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2032	2,993	2,998	3,004	0.41
Rohrer Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.83%	3/15/2027	198	198	194	0.03
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	6/26/2030	3,851	3,818	3,812	0.52
St Athena Global LLC	(6)(8)(14)	First Lien Term Loan	SON + 5.25%	8.82%	6/26/2030	GBP 2,268	2,933	3,026	0.41
St Athena Global LLC	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	6/26/2030	—	(2)	(2)	—
St Athena Global LLC	(6)(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	6/26/2029	84	79	78	0.01
Tank Holding Corp.	(8)(14)	First Lien Term Loan	S + 5.75%	9.52%	3/31/2028	197	195	182	0.02
TricorBraun Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	3/3/2031	5,047	5,035	4,900	0.67
Trident TPI Holdings, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	9/15/2028	2,475	2,480	2,383	0.33
Verde Purchaser, LLC	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.65%	11/30/2030	3,970	3,979	3,975	0.54
							61,513	61,314	8.36

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.55%	1/13/2029	$99	$98	$98	0.01%
BC Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	4,096	4,074	4,075	0.56
BC Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/21/2027	4,930	4,879	4,894	0.67
Blackbird Purchaser, Inc.	(12)(14)	First Lien Term Loan	S + 5.75%	9.40%	12/19/2030	108	108	107	0.01
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	12/19/2030	—	—	(1)	—
Blackbird Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.75%	9.40%	12/19/2029	87	87	86	0.01
Blackhawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	5,297	5,290	5,019	0.68
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/17/2026	113	113	107	0.01
Blackhawk Industrial Distribution, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	9.05%	9/17/2026	514	510	460	0.06
Component Hardware Group, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	7/1/2026	91	91	91	0.01
Dealer Tire Financial, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	1,247	1,242	1,250	0.17
DFS Holding Company, Inc.	(8)(13)	First Lien Term Loan	S + 7.50%	11.15%	1/31/2029	200	198	186	0.03
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2031	7,315	7,295	7,298	1.00
Vessco Midco Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.08%	7/24/2031	3,965	3,961	3,956	0.54
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/24/2031	2,016	2,000	2,001	0.27
Vessco Midco Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	7/24/2031	—	(2)	(2)	—
							29,944	29,625	4.03
Diversified Consumer Services
AAH Topco., LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	12/22/2027	849	840	849	0.11
American Residential Services LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.50%	6.15%	1/31/2030	—	—	(17)	—
Apex Service Partners, LLC	(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	4,801	4,782	4,801	0.65
Apex Service Partners, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	772	769	772	0.10
Apex Service Partners, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	—	(9)	(26)	—
Apex Service Partners, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	173	170	173	0.02
Ascend Learning, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	12/11/2028	995	997	1,000	0.14
Ave Holdings III, Corp.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	6,403	6,314	6,051	0.82
Ave Holdings III, Corp.	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.18%	2/25/2028	—	(7)	(28)	—
AVG Intermediate Holdings LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/16/2027	197	195	196	0.03
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	910	907	906	0.12
Cop Hometown Acquisitions, Inc. (fka Cop Airco Acquisitions, Inc.)	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	7/16/2027	3,959	3,944	3,940	0.54

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
CVP Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	6/30/2031	$6,459	$6,449	$6,443	0.88%
CVP Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/30/2031	396	390	392	0.05
CVP Holdco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	6/28/2030	—	(1)	(2)	—
Essential Services Holding Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/17/2031	2,014	2,010	2,009	0.27
Essential Services Holding Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/17/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/17/2030	99	98	98	0.01
Experigreen Intermediate Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	8,348	8,306	8,306	1.13
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	—	(5)	(10)	—
Experigreen Intermediate Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	—	(5)	(5)	—
Fitness International LLC	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/12/2029	10,771	10,770	10,817	1.47
Flint Opco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/15/2030	2,654	2,631	2,654	0.36
FSHS I, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.17%	11/18/2028	197	196	196	0.03
GS Seer Group Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75%	10.40%	4/29/2030	99	97	95	0.01
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40% (Incl. 3.13% PIK)	10/18/2030	4,995	4,974	4,970	0.68
GSV Holding, LLC	(7)(12)(13)	First Lien Revolver	S + 7.38%	11.03% (Incl. 3.13% PIK)	10/18/2030	—	(1)	—	—
Health Buyer LLC	(12)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/29/2030	654	654	651	0.09
Health Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/29/2030	—	(10)	(13)	—
Home Service Topco IV, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	2,468	2,462	2,462	0.34
Home Service Topco IV, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	12/31/2027	—	—	(5)	—
Innovetive Petcare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.77%	6/30/2028	5,405	5,405	5,365	0.73
Innovetive Petcare, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	7,731	7,720	7,673	1.05
Innovetive Petcare, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	654	650	639	0.09
Intel 471 INC.	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/27/2028	200	200	200	0.03
Learning Care Group (US) No. 2 Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.65%	8/11/2028	415	414	347	0.05
Quick Quack Car Wash Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2031	198	198	198	0.03
Quick Quack Car Wash Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/10/2031	706	697	706	0.10
Quick Quack Car Wash Holdings, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/10/2031	1,659	1,659	1,659	0.23
Seahawk Bidco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	12/19/2031	5,775	5,757	5,775	0.79
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	1,424	1,410	1,424	0.19
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	—	—	—	—
Seahawk Bidco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	12/19/2030	—	(2)	—	—
Southern Veterinary Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	12/4/2031	1,683	1,685	1,682	0.23
Taymax Group Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.77%	7/30/2027	197	197	197	0.03
Taymax Group Acquisition, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	7/30/2027	183	181	181	0.02
Trackforce Acquireco, Inc.	(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/23/2028	200	200	200	0.03
University Support Services LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.42%	2/10/2029	2,368	2,339	2,294	0.31
US Fitness Holdings, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.50%	9.15%	9/4/2031	9,681	9,644	9,681	1.32
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	9/4/2031	—	(8)	—	—
US Fitness Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.50%	9.15%	9/4/2030	—	(1)	—	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Vertex Service Partners, LLC	(8)(14)	First Lien Term Loan	S + 10.14%	9.65% (Incl. 4.14% PIK)	11/8/2030	$200	$200	$194	0.03%
Vertex Service Partners, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 9.08%	8.90% (Incl. 3.83% PIK)	11/8/2030	49	49	36	—
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.52%	12/1/2027	1,847	1,840	1,842	0.25
VPP Intermediate Holdings, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	12/1/2027	2,226	2,218	2,220	0.30
VPP Intermediate Holdings, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/1/2027	2,617	2,608	2,611	0.36
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	1,254	1,243	1,238	0.17
VPP Intermediate Holdings, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.52%	12/1/2027	—	(1)	(1)	—
							104,418	104,035	14.19
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	1/31/2032	2,000	1,977	1,966	0.27
Guardian US Holdco LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.15%	1/31/2030	2,222	2,228	2,228	0.30
Virgin Media Bristol LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.18%	6.86%	3/31/2031	2,000	1,989	1,985	0.27
Zacapa S.a r.l.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.75%	7.40%	3/22/2029	2,984	2,989	2,990	0.41
							9,183	9,169	1.25
Electrical Equipment
Infinite Bidco LLC	(5)(8)(15)	First Lien Term Loan	S + 6.25%	9.90%	3/2/2028	99	99	99	0.01
Power Grid Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	10,702	10,693	10,702	1.46
Power Grid Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/2/2030	89	89	89	0.01
							10,881	10,890	1.48
Electronic Equipment, Instruments and Components
Dwyer Instruments, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	3,850	3,820	3,812	0.52
Dwyer Instruments, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/20/2029	504	499	499	0.07
Dwyer Instruments, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	7/20/2029	253	246	246	0.03
Excelitas Technologies Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/13/2029	—	(10)	—	—
Phoenix 1 Buyer Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	11/20/2030	5,784	5,784	5,784	0.79
Phoenix 1 Buyer Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	11/20/2029	—	—	—	—
Wildcat Topco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/17/2031	1,278	1,273	1,278	0.17
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/17/2031	—	(1)	—	—
Wildcat Topco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/17/2031	—	(1)	—	—
							11,610	11,619	1.58
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/27/2031	6,057	6,033	6,057	0.83
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/27/2031	—	(6)	—	—
CRCI Longhorn Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	8/27/2031	—	(4)	—	—
Integrated Power Services Holdings, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	8,293	8,288	8,272	1.13
Integrated Power Services Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	—	(10)	(10)	—
Phillips & Temro Industries Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	3/12/2027	190	190	188	0.02
							14,491	14,507	1.98

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
1364720 B.C. LTD.	(6)(8)(14)	First Lien Term Loan	C + 4.50%	7.09%	9/9/2028	CAD 8,931	$6,314	$6,475	0.88%
1364720 B.C. LTD.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	9/9/2028	CAD 5,586	4,056	4,050	0.55
Aprio Advisory Group, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	8,292	8,273	8,286	1.13
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	2,732	2,708	2,727	0.37
Aprio Advisory Group, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	3,249	3,244	3,246	0.44
Aprio Advisory Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	—	(3)	(1)	—
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	11/24/2032	2,740	2,747	2,740	0.37
Cerity Partners Equity Holding LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	11,753	11,753	11,723	1.60
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2029	—	(19)	(12)	—
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	—	(11)	(23)	—
Cerity Partners Equity Holding LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	219	216	216	0.03
CFGI Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/2/2027	5,839	5,808	5,810	0.79
CFGI Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/2/2027	—	(1)	(1)	—
Cherry Bekaert Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	10,409	10,362	10,358	1.41
Cherry Bekaert Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	623	615	618	0.08
ClearCapital Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2032	2,151	2,137	2,140	0.29
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2032	—	(3)	(5)	—
ClearCapital Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/30/2032	—	(3)	(2)	—
Contractual Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.40%	10/10/2030	197	197	197	0.03
Focus Financial Partners, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	5,043	5,031	5,057	0.69
Foreside Financial Group, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	563	563	562	0.08
Foreside Financial Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/30/2027	1,618	1,616	1,589	0.22
Frazier & Deeter Advisory, LLC	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	5/3/2032	2,814	2,805	2,785	0.38
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	5/3/2032	—	(2)	(3)	—
Frazier & Deeter Advisory, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	5/2/2031	—	(2)	(3)	—
GTCR Everest Borrower, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	9/5/2031	383	382	385	0.05
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.50%	8/25/2028	5,294	5,294	5,294	0.72
Heights Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	921	917	916	0.12
Heights Buyer, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	8/25/2028	867	859	867	0.12
Heights Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/25/2028	—	(3)	(6)	—
Heights Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.50%	8/25/2028	—	—	—	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	3/22/2031	2,203	2,205	2,210	0.30
Kriv Acquisition Inc.	(8)(12)(13)	First Lien Term Loan	S + 5.00%	8.65%	7/31/2031	495	494	492	0.07
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/31/2031	—	(7)	(10)	—
Kriv Acquisition Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	7/31/2031	15	14	14	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	$8,594	$8,521	$8,572	1.17%
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	3,228	3,212	3,220	0.44
Minotaur Acquisition, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	1,455	1,428	1,451	0.20
Minotaur Acquisition, Inc.	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	1,392	1,381	1,389	0.19
Minotaur Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	—	(7)	(2)	—
Monarch Finco, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	5,247	5,221	5,222	0.71
Monarch Finco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	523	520	516	0.07
Monarch Finco, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	—	(1)	(1)	—
NAB Holdings, LLC	(5)(8)(15)	First Lien Term Loan	S + 2.50%	6.15%	11/23/2028	2,487	2,465	2,384	0.33
Neon Maple Purchaser Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	11/17/2031	4,963	4,982	4,975	0.68
Osaic Holdings, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.58%	7/30/2032	2,370	2,372	2,383	0.33
Osttra Group Ltd.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.50%	7.15%	10/8/2032	721	717	725	0.10
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	3,762	3,747	3,753	0.51
Pathstone Family Office LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	—	(8)	(4)	—
Pathstone Family Office LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.77%	5/15/2028	90	89	89	0.01
Petrus Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/17/2029	197	197	197	0.03
Project Accelerate Parent LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	2/24/2031	—	—	—	—
Ryan, LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	5,000	4,975	4,944	0.67
Ryan, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	—	—	(8)	—
The Chartis Group, LLC	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	9/17/2031	1,253	1,248	1,253	0.17
The Chartis Group, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/17/2031	64	62	64	0.01
The Chartis Group, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	9/17/2031	—	(1)	—	—
Wealth Enhancement Group, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	198	197	198	0.03
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	3,934	3,912	3,934	0.54
Wealth Enhancement Group, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	—	—	—	—
Wipfli Advisory LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	10/1/2032	2,165	2,159	2,154	0.29
Wipfli Advisory LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/1/2032	—	(1)	(4)	—
Wipfli Advisory LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	10/1/2032	—	(1)	(3)	—
							125,942	126,092	17.20
Food Products
BCPE North Star US Holdco 2, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.42%	3/10/2028	25	21	25	—
Fiesta Purchaser, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	4,143	4,153	4,146	0.57
RB Holdings Interco, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	5/4/2028	197	195	197	0.03
Sigma Holdco B.V.	(5)(6)(8)(16)	First Lien Term Loan	S + 3.75%	7.49%	12/31/2027	3,334	3,339	3,234	0.44
Sugar Ppc Buyer LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	10/2/2031	2,030	2,002	1,996	0.27
WPP Bullet Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/7/2030	5,117	5,087	5,079	0.69
WPP Bullet Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	12/7/2029	—	(1)	(1)	—
							14,796	14,676	2.00

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
Edpo, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	$11,551	$11,544	$11,522	1.57%
Edpo, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/10/2029	—	(4)	(4)	—
Edpo, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	12/8/2028	136	133	134	0.02
							11,673	11,652	1.59
Ground Transportation
AMS Parent, LLC	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.66%	10/25/2028	197	195	191	0.03
							195	191	0.03
Health Care Technology
Acentra Holdings, LLC	(8)(15)	First Lien Term Loan	S + 5.50%	9.15%	12/17/2029	76	75	76	0.01
Acentra Holdings, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	12/17/2029	—	—	—	—
Athenahealth Group Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	2/15/2027	—	—	—	—
Caerus US 1 Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	5/25/2029	197	195	197	0.03
Continental Buyer, Inc.	(8)(12)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/2/2031	6,703	6,703	6,703	0.91
Continental Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/2/2031	3,889	3,879	3,889	0.53
Continental Buyer, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/2/2031	1,818	1,811	1,818	0.25
Continental Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	4/2/2031	—	(1)	—	—
Continental Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	4/2/2031	—	(3)	—	—
Cotiviti, Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	3/26/2032	4,911	4,866	4,727	0.64
DeLorean Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/16/2031	4,324	4,295	4,291	0.58
DeLorean Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/16/2031	—	(5)	(5)	—
Empower Payments Investor, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2031	8,545	8,528	8,525	1.16
Empower Payments Investor, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/12/2031	2,103	2,090	2,099	0.29
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/12/2031	—	(2)	(2)	—
Empower Payments Investor, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/12/2030	—	—	—	—
Ensemble RCM, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.75%	6/27/2028	—	—	—	—
F&M Buyer LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	3,582	3,565	3,582	0.49
F&M Buyer LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	—	(3)	—	—
F&M Buyer LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	—	(3)	—	—
Goldeneye Parent, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	3/31/2032	11,988	11,960	11,988	1.64
Goldeneye Parent, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	3/31/2032	—	(4)	—	—
HT Intermediary III, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	11/12/2030	6,237	6,212	6,206	0.85
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/12/2030	—	(3)	(8)	—
HT Intermediary III, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	11/12/2030	—	(2)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
IMO Investor Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	$3,538	$3,538	$3,538	0.48%
IMO Investor Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	5/11/2029	307	307	307	0.04
IMO Investor Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	5/11/2028	—	—	—	—
Invictus Buyer, LLC	(12)(14)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2031	7,741	7,741	7,741	1.06
Invictus Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/3/2031	—	—	—	—
Invictus Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	6/3/2031	—	—	—	—
Net Health Acquisition Corp.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	9,005	8,961	8,959	1.22
Net Health Acquisition Corp.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/3/2031	—	(4)	(5)	—
SDS Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.50%	9/30/2027	197	197	197	0.03
Swoop Intermediate III, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	5,161	5,149	5,149	0.70
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	—	(4)	(9)	—
Swoop Intermediate III, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	—	(3)	(3)	—
Unlimited Technology Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	5,572	5,558	5,572	0.76
Unlimited Technology Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	—	(2)	—	—
Vatica Health, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	4,451	4,429	4,430	0.60
Vatica Health, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	—	(2)	(2)	—
Wisdom Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	7/24/2032	6,152	6,136	6,136	0.84
Wisdom Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	7/24/2032	—	(2)	(2)	—
Zelis Cost Management Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.40%	1/17/2029	—	—	(1)	—
							96,152	96,090	13.11
Healthcare Equipment and Supplies
Alcor Scientific LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.27%	1/31/2028	200	200	200	0.03
Aspen Medical Products, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2028	1,828	1,828	1,828	0.25
Belmont Instrument, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	8/19/2028	197	197	197	0.03
Blades Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	200	200	199	0.03
Blades Buyer, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	—	(7)	(13)	—
Blades Buyer, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	7	7	7	—
Blades Buyer, Inc.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	3/28/2028	—	(1)	(1)	—
Cadence, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.30%	5/21/2028	197	197	196	0.03
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	2,993	2,981	2,978	0.41
CDL Parent, Inc.	(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	14,380	14,308	14,308	1.95
CDL Parent, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/7/2028	35	31	27	—
CPC/Cirtec Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	1,648	1,643	1,648	0.21
CPC/Cirtec Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	89	87	89	0.01
GTCR BC Purchaser, Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	11/19/2032	5,268	5,229	5,230	0.71

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
GTCR BC Purchaser, Inc.	(6)(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/19/2032	$—	$(4)	$(8)	—%
GTCR BC Purchaser, Inc.	(6)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	11/19/2031	—	(5)	(4)	—
Resonetics, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.50%	7.15%	6/18/2029	—	—	—	—
Tarrytown Acquisition Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	2,991	2,976	2,976	0.41
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	—	(2)	(4)	—
Tarrytown Acquisition Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	—	(3)	(3)	—
TIDI Legacy Products, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2029	197	197	197	0.03
							30,059	30,047	4.10
Healthcare Providers and Services
123Dentist Inc.	(6)(12)(14)	First Lien Delayed Draw Term Loan	C + 5.00%	7.27%	8/10/2029	CAD 10,059	7,138	7,329	1.00
AB Centers Acquisition Corporation	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	7,241	7,210	7,214	0.98
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/2/2031	162	158	160	0.02
AB Centers Acquisition Corporation	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	7/2/2031	—	(2)	(2)	—
ACI Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	207	206	198	0.03
Arrow Management Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	7/26/2032	2,197	2,186	2,175	0.30
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/26/2032	—	(2)	(8)	—
Arrow Management Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	7/23/2032	89	88	86	0.01
Azalea TopCo, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	4/30/2031	1,493	1,494	1,497	0.20
Cardiology Management Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	1/31/2029	197	197	195	0.03
Community Medical Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	8.33%	12/15/2028	99	97	99	0.01
Crown Laundry, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/28/2031	2,668	2,655	2,654	0.36
Crown Laundry, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/28/2031	—	(1)	(2)	—
Crown Laundry, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	5/28/2031	—	(3)	(3)	—
CVR Management, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	1/4/2027	9	9	9	—
CVR Management, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	1/4/2027	—	—	—	—
CVR Management, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/4/2027	197	197	197	0.03
DCA Investment Holding LLC	(8)(14)(17)	First Lien Term Loan	S + 8.41%	12.06%	4/3/2028	197	195	174	0.02
Docs, MSO, LLC	(8)(14)	First Lien Term Loan	S + 5.75%	9.52%	6/1/2028	99	98	98	0.01
ENT MSO, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	12/31/2028	158	158	158	0.02
EPFS Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/31/2031	6,040	6,010	6,009	0.82
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/31/2031	—	(2)	(5)	—
EPFS Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	7/31/2031	—	(3)	(3)	—
Eyesouth Eye Care Holdco, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.27%	10/5/2029	2,112	2,112	2,091	0.28
Eyesouth Eye Care Holdco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	10/5/2029	3,925	3,888	3,882	0.53
Golden State Buyer, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	197	197	197	0.03
ImageFirst Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	3/12/2032	2,494	2,494	2,500	0.34
ImageFirst Holdings, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	3/12/2030	—	—	—	—
IvyRehab Intermediate II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.75%	4/23/2029	197	197	197	0.03
JKC Parent, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	2/13/2032	376	375	374	0.05

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	$130	$129	$130	0.02%
JKC Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	—	(2)	(4)	—
JKC Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	2/13/2032	16	16	16	—
MRO Corporation	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	6/9/2032	9,115	9,049	9,070	1.24
MRO Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/9/2032	—	(3)	(4)	—
MRO Corporation	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	6/9/2032	—	(5)	(4)	—
OB Hospitalist Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.02%	9/27/2027	197	197	197	0.03
OIS Management Services, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	11/16/2028	3,792	3,736	3,745	0.51
OIS Management Services, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/16/2028	3,119	3,073	3,080	0.42
ONS MSO, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	7/7/2028	211	210	200	0.03
ONS MSO, LLC	(7)(12)(13)	First Lien Revolver	S + 6.25%	9.90%	7/7/2028	8	8	8	—
Onsite Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	12/28/2027	197	197	196	0.03
Orsini Pharmaceutical Services, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	5/22/2031	3,334	3,319	3,334	0.45
Orsini Pharmaceutical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	5/22/2030	—	(1)	—	—
Phantom Purchaser, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/19/2031	2,959	2,954	2,952	0.40
Phantom Purchaser, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	9/19/2031	—	(6)	(7)	—
Phynet Dermatology LLC	(8)(13)	First Lien Term Loan	S + 6.50%	10.15%	10/20/2029	202	202	196	0.03
Premise Health Holding Corp.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	9,036	9,021	8,993	1.23
Premise Health Holding Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	—	(3)	(6)	—
Premise Health Holding Corp.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	—	(1)	(5)	—
RxSense Holdings LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	3/12/2027	4,078	4,078	4,078	0.55
RxSense Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	3/12/2027	—	—	—	—
SCHP Purchaser, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	3,140	3,124	3,124	0.43
SCHP Purchaser, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	—	(3)	(3)	—
Smile Doctors LLC	(8)(14)	First Lien Term Loan	S + 5.90%	9.65%	12/23/2028	99	99	98	0.01
Soleo Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	1/30/2032	4,795	4,786	4,795	0.65
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	—	(1)	—	—
Soleo Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	—	(2)	—	—
Specialized Dental Holdings II, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2028	198	198	197	0.03
Specialtycare, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	12/18/2029	6,154	6,121	6,139	0.84
Specialtycare, Inc.	(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/18/2029	352	347	348	0.05
Specialtycare, Inc.	(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	12/18/2029	—	—	—	—
TurningPoint Healthcare Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	8.52%	7/14/2027	197	197	197	0.03
United Digestive MSO Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.40%	3/30/2029	197	197	197	0.03
USHV Management, LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/8/2032	3,416	3,401	3,399	0.46
USHV Management, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/8/2032	231	229	226	0.03
USHV Management, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/8/2031	88	85	85	0.01
Valeris, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	9/19/2031	8,850	8,808	8,806	1.20
WCG Intermediate Corp.	(5)(8)(13)	First Lien Term Loan	S + 3.00%	6.67%	2/25/2032	2,433	2,421	2,441	0.33
							103,521	103,684	14.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
BJH Holdings III Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	8/19/2027	$197	$197	$197	0.03%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 7,457	5,340	5,352	0.73
Movati Athletic (Group) Inc.	(6)(7)(12)(13)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 0	(7)	(10)	—
Southpaw Ap Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.30%	3/2/2028	2,769	2,766	2,762	0.37
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	3/2/2028	569	566	567	0.08
Southpaw Ap Buyer, LLC	(7)(12)(13)	First Lien Revolver	S + 5.50%	9.30%	3/2/2028	57	57	57	0.01
							8,919	8,925	1.22
Household Durables
Stanton Carpet Intermediate Holdings II, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	10/1/2027	200	200	200	0.03
							200	200	0.03
Household Products
TPC US Parent, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.55%	2/23/2026	198	198	194	0.03
Wu Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	10,239	10,214	10,213	1.39
Wu Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	—	(3)	(6)	—
Wu Holdco, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	67	65	65	0.01
							10,474	10,466	1.43
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.25%	6.92%	3/31/2028	2,969	2,974	2,984	0.41
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	E + 5.00%	7.03%	8/6/2032	EUR 617	715	722	0.10
Harvey Tool Company, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	9,199	9,199	9,084	1.24
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	—	(5)	(43)	(0.01)
Harvey Tool Company, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	—	—	(15)	—
Indicor, LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 2.75%	6.40%	11/22/2029	2,486	2,493	2,504	0.34
							15,376	15,236	2.08
Insurance
Acrisure, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	11/6/2030	1,995	1,997	1,996	0.27
Allied Benefits Systems Intermediate LLC	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/31/2030	3,965	3,965	3,955	0.54
AMBA Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	3,568	3,552	3,551	0.48
AMBA Buyer, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/30/2027	856	852	851	0.12
AMBA Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	9.00%	7/30/2027	—	(1)	(1)	—
Amerilife Holdings LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	3,300	3,293	3,292	0.45
Amerilife Holdings LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	11,644	11,611	11,611	1.58
Amerilife Holdings LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	93	91	91	0.01
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	12/29/2031	1,995	1,990	2,002	0.27
AQ Sunshine, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	7/24/2031	198	197	197	0.03
Ardonagh Midco 3 Limited	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.33%	2/15/2031	4,963	4,963	4,962	0.68
Bellwether Buyer, L.L.C.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	4,182	4,174	4,172	0.57
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	—	(2)	(5)	—
Bellwether Buyer, L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	—	(2)	(2)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Beyond Risk Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/8/2027	$524	$515	$524	0.07%
Broadstreet Partners, Inc.	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	6/13/2031	2,489	2,493	2,500	0.34
Foundation Risk Partners, Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	2,504	2,489	2,504	0.34
Galway Borrower LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	9/29/2028	197	196	196	0.03
HIG Operations Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	6,697	6,697	6,681	0.91
HIG Operations Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	—	(1)	(2)	—
Imagine 360 LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	9/30/2028	1,386	1,381	1,386	0.19
Imagine 360 LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	9/30/2028	—	(3)	—	—
Imagine 360 LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	9/30/2028	—	(2)	—	—
Integrity Marketing Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	8/25/2028	7,584	7,561	7,546	1.03
Iris Specialty Acquisition LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	11/20/2032	7,326	7,308	7,309	1.00
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/20/2032	—	(2)	(3)	—
Iris Specialty Acquisition LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	11/20/2032	—	(3)	(3)	—
Mclarens Midco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.55%	12/19/2027	2,563	2,563	2,551	0.35
Mclarens Midco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	662	660	658	0.09
Mclarens Midco Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	896	896	891	0.12
Mclarens Midco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.50%	12/19/2027	—	—	(1)	—
Oakbridge Insurance Agency, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2029	197	197	197	0.03
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2029	—	(6)	(12)	—
Oakbridge Insurance Agency, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/1/2029	958	949	958	0.13
OneDigital Borrower LLC	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	2,487	2,487	2,497	0.34
Pareto Health Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	8.33%	6/1/2030	2,725	2,714	2,711	0.37
Pareto Health Intermediate Holdings, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	6/1/2030	—	(1)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	7,974	7,944	7,974	1.09
Patriot Growth Insurance Services, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.80%	10/16/2028	1,395	1,389	1,395	0.19
Patriot Growth Insurance Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.75%	10/16/2028	—	(2)	—	—
Riser Interco, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	10/31/2029	586	586	583	0.08
Riser Interco, LLC	(8)(14)	First Lien Term Loan	SON + 4.75%	8.32%	10/31/2029	GBP 985	1,303	1,321	0.18
Riser Interco, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/31/2029	—	(2)	(7)	—
Riser Interco, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	10/31/2029	28	28	26	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/31/2031	6,718	6,689	6,685	0.91
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/31/2031	859	853	850	0.11
Simplicity Financial Marketing Group Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/31/2031	—	(5)	(5)	—
THG Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2031	2,939	2,939	2,939	0.40
THG Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2031	191	191	191	0.02
THG Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	10/31/2031	43	43	43	0.01
Trucordia Insurance Holdings, LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.92%	6/17/2032	270	269	269	0.04
World Insurance Associates, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	4,052	4,051	4,042	0.55
World Insurance Associates, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	1,606	1,599	1,599	0.22
World Insurance Associates, LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	—	(1)	(1)	—
							103,642	103,661	14.14

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
BigTime Software, Inc.	(12)(14)	First Lien Term Loan	S + 6.25%	9.90%	6/30/2028	$200	$200	$200	0.03%
Cardinal Parent, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.50%	8.30%	11/12/2027	197	188	193	0.02
DT1 Midco Corp	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	7,682	7,658	7,643	1.04
DT1 Midco Corp	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	758	755	754	0.10
DT1 Midco Corp	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/30/2031	18	10	5	—
DT1 Midco Corp	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/30/2030	—	(3)	(6)	—
Govdelivery Holdings, LLC	(8)(14)	First Lien Term Loan	S + 5.50%	9.15% (Incl. 2.00% PIK)	1/17/2031	202	201	202	0.03
Marco Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	11/24/2026	200	200	200	0.03
Medallia, Inc.	(8)(14)	First Lien Term Loan	S + 6.50%	10.18% (Incl. 4.00% PIK)	10/29/2028	105	103	87	0.01
Noble Midco 3 Limited	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	6/10/2031	5,056	5,056	5,030	0.68
Noble Midco 3 Limited	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/10/2031	—	—	(4)	—
Noble Midco 3 Limited	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/10/2030	84	84	78	0.01
Oeconnection LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	12,569	12,542	12,590	1.72
Oeconnection LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	—	(5)	11	—
Oeconnection LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	—	(3)	3	—
PDI TA Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.15%	2/3/2031	205	205	205	0.03
Ridge Trail US Bidco, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	8,599	8,546	8,534	1.16
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	—	(19)	(22)	—
Ridge Trail US Bidco, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	270	263	262	0.04
Safety Borrower Holdings LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	5,779	5,774	5,765	0.79
Safety Borrower Holdings LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	—	(1)	(2)	—
Safety Borrower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	44	43	42	0.01
Saturn Borrower Inc	(8)(13)	First Lien Term Loan	S + 6.00%	9.65%	11/13/2028	3,881	3,859	3,852	0.52
Saturn Borrower Inc	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	11/13/2028	—	(4)	(11)	—
Saturn Borrower Inc	(7)(12)(13)	First Lien Revolver	S + 6.00%	9.65%	11/13/2028	162	157	157	0.02
Spirit RR Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2028	3,219	3,214	3,219	0.44
Spirit RR Holdings, Inc.	(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	463	462	463	0.06
Spirit RR Holdings, Inc.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	266	266	266	0.04
Spirit RR Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	9/13/2028	—	—	—	—
Storable, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 2.75%	6.40%	4/16/2029	—	—	—	—
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.75%	9.52%	2/19/2030	1,992	1,987	1,992	0.27
Trunk Acquisition, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	1,557	1,551	1,557	0.21
VS Buyer, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 2.25%	5.90%	10/11/2030	—	—	—	—
Welocalize, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.68%	6/23/2026	198	197	198	0.03
							53,486	53,463	7.29

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Kwol Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	$6,082	$6,082	$6,051	0.82%
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	1,876	1,839	1,820	0.25
Kwol Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	—	(5)	(9)	—
LSCS Holdings, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	3/4/2032	1,489	1,482	1,461	0.20
Sotera Health Holdings, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	5/30/2031	1,787	1,787	1,799	0.25
							11,185	11,122	1.52
Machinery
CD&R Hydra Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 4.00%	7.77%	3/25/2031	1,975	1,985	1,977	0.27
Dynatect Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	191	191	191	0.03
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/29/2029	1,925	1,893	1,925	0.26
Flow Control Solutions, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	3/29/2029	401	396	401	0.05
Madison IAQ LLC	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.40%	11/8/2032	788	780	794	0.11
Merlin Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.65%	12/14/2028	3,879	3,870	3,869	0.53
Merlin Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	12/14/2026	—	(9)	(14)	—
Process Equipment, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.08%	9/6/2026	197	197	195	0.03
Process Insights Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.25%	9.90%	7/18/2029	197	197	180	0.02
RFI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.25%	8/5/2030	3,468	3,451	3,451	0.47
RFI Buyer, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/5/2030	—	(6)	(13)	—
RFI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.25%	8/5/2030	—	(3)	(3)	—
SPX Flow, Inc.	(5)(8)(15)	First Lien Term Loan	S + 2.75%	6.42%	4/5/2029	556	556	558	0.07
Victory Buyer LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.53%	11/19/2028	53	52	53	0.01
							13,550	13,564	1.85

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
MH Sub I, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	12/31/2031	$2,475	$2,453	$2,130	0.29%
Planet US Buyer LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	2/7/2031	2,376	2,381	2,394	0.33
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	3/4/2030	1,708	1,706	1,645	0.22
							6,540	6,169	0.84
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	8/20/2031	3,101	3,101	3,123	0.43
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	5,104	5,095	5,066	0.69
Valicor PPC Intermediate II LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/24/2028	437	436	434	0.06
Valicor PPC Intermediate II LLC	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.67%	1/24/2028	185	183	181	0.02
							8,815	8,804	1.20
Personal Care Products
Apothecary Products, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.58%	7/27/2026	189	189	188	0.03
Swanson Health Products, Incorporated	(8)(13)	First Lien Term Loan	S + 5.75%	9.66%	6/30/2027	183	183	182	0.02
							372	370	0.05
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(8)(15)	First Lien Term Loan	S + 3.50%	7.17%	8/1/2032	1,506	1,506	1,521	0.21
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	9/30/2030	2,993	2,993	2,963	0.40
Bamboo US BidCo LLC	(8)(13)	First Lien Term Loan	E + 5.00%	7.03%	9/30/2030	EUR 2,694	2,944	3,133	0.43
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/30/2030	594	589	587	0.08
Bamboo US BidCo LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/30/2030	1,174	1,169	1,163	0.16
Bamboo US BidCo LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	10/1/2029	—	—	(8)	—
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	4,661	4,641	4,661	0.64
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	1,774	1,770	1,774	0.24
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	—	(4)	—	—
Bridges Consumer Healthcare Intermediate LLC	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	—	(4)	—	—
Exactcare Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	11/5/2029	197	197	197	0.03
Puma Buyer, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	11,640	11,602	11,612	1.58
Puma Buyer, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	—	(7)	(5)	—
Tersera Therapeutics, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.92%	4/4/2029	2,480	2,470	2,480	0.34
Tersera Therapeutics, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	9.42%	4/4/2029	3,835	3,835	3,835	0.52
Tersera Therapeutics, LLC	(7)(12)(13)	First Lien Revolver	S + 5.75%	9.42%	4/4/2029	—	—	—	—
							33,701	33,913	4.63

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	8/13/2032	$1,308	$1,302	$1,302	0.18%
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	8/13/2032	—	(1)	(2)	—
ABC Legal Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	8/13/2032	—	(1)	(1)	—
Access CIG, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	8/19/2030	1,244	1,244	1,203	0.16
Analytic Partners, LP	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	3,873	3,867	3,873	0.53
Analytic Partners, LP	(7)(12)(16)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	—	(2)	—	—
Applied Technical Services, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	6,360	6,332	6,360	0.87
Applied Technical Services, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	225	218	225	0.03
Applied Technical Services, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	52	46	52	0.01
AQ Carver Buyer, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 5.25%	9.00%	8/2/2028	—	—	—	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	11/18/2031	2,853	2,842	2,853	0.39
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	11/18/2031	391	387	391	0.05
Carr, Riggs & Ingram Capital, L.L.C.	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.90%	11/18/2031	—	(3)	—	—
Clinical Education Alliance, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.80%	12/21/2026	99	98	99	0.01
Crisis Prevention Institute, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	4/9/2029	—	—	—	—
Disa Holdings Corp.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/9/2028	2,825	2,825	2,796	0.38
Disa Holdings Corp.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	550	550	545	0.07
Disa Holdings Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	570	570	564	0.08
DTI Holdco, Inc.	(5)(8)(14)	First Lien Term Loan	S + 4.00%	7.65%	4/26/2029	729	626	683	0.09
Foreigner Bidco Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	9.18%	4/19/2028	200	200	200	0.03
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	6/2/2031	3,319	3,321	3,330	0.45
Grant Thornton Advisors LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	249	250	251	0.03
HSI Halo Acquisition, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2031	7,747	7,732	7,747	1.06
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2031	695	692	695	0.09
HSI Halo Acquisition, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	6/28/2030	—	(2)	—	—
IG Investments Holdings, LLC	(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/22/2028	2,582	2,582	2,582	0.35
IG Investments Holdings, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/22/2028	—	—	—	—
Iris Buyer LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	197	195	197	0.03

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
KENE Acquisition, Inc. (aka Entrust)	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	2/7/2031	$1,788	$1,783	$1,783	0.24%
KENE Acquisition, Inc. (aka Entrust)	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/7/2031	—	(3)	(6)	—
KENE Acquisition, Inc. (aka Entrust)	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	2/7/2031	61	60	60	0.01
Keng Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	8/1/2029	197	195	197	0.03
Marina Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	7/1/2030	2,125	2,107	2,077	0.28
Marina Acquisition, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.00%	8.65%	7/1/2030	25	22	18	—
MHE Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.80%	7/21/2027	200	200	200	0.03
Monarch Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	6/2/2032	4,910	4,886	4,885	0.67
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/2/2032	153	148	143	0.02
Monarch Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	6/2/2032	—	(4)	(5)	—
OMNIA Partners, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	4,125	4,136	4,146	0.57
Propio LS, LLC	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	7,264	7,229	7,227	0.99
Propio LS, LLC	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	88	87	87	0.01
Rimkus Consulting Group, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	4/1/2031	8,872	8,872	8,605	1.17
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/1/2031	535	534	468	0.06
Rimkus Consulting Group, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	4/1/2030	300	300	264	0.04
Ruppert Landscape, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	4,587	4,579	4,564	0.62
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	2,583	2,533	2,552	0.35
Ruppert Landscape, LLC	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	604	604	601	0.08
Ruppert Landscape, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	12/3/2029	238	235	234	0.03
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	2,970	2,976	2,983	0.41
Skopima Consilio Parent LLC	(5)(8)(15)	First Lien Term Loan	S + 3.75%	7.42%	5/12/2028	3,329	3,334	3,050	0.42
TRC Companies LLC	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.67%	12/8/2028	2,975	2,976	2,988	0.41
USRP Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	8,587	8,556	8,587	1.17
USRP Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	1,223	1,213	1,223	0.17
USRP Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	—	(3)	—	—
Vaco Holdings, LLC	(5)(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	1/21/2027	—	—	(18)	—
Vensure Employer Services, Inc.	(8)(15)	First Lien Term Loan	S + 5.00%	8.65%	9/27/2031	2,439	2,431	2,427	0.33
Vensure Employer Services, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/27/2031	—	—	—	—
VT Topco, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	992	990	980	0.13
YA Intermediate Holdings II, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.58%	10/1/2031	5,365	5,342	5,365	0.73
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/1/2031	341	335	341	0.05
YA Intermediate Holdings II, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.58%	10/1/2031	280	275	280	0.04
							102,798	102,251	13.95
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	10,134	10,108	10,084	1.38
Sako and Partners Lower Holdings LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.15%	9/15/2028	284	280	278	0.04
							10,388	10,362	1.42

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2028	$3,836	$3,836	$3,836	0.52%
365 Retail Markets, LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	904	904	904	0.12
365 Retail Markets, LLC	(8)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	1,735	1,735	1,735	0.24
Adelaide Borrower, LLC	(12)(14)	First Lien Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	203	201	202	0.03
Ahead DB Holdings, LLC	(5)(8)(14)	First Lien Term Loan	S + 2.50%	6.15%	2/1/2031	1,983	1,983	1,984	0.27
Alta Buyer, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	180	180	180	0.02
AQA Acquisition Holding, Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	3/3/2028	—	—	—	—
Articulate Global, LLC	(8)(15)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	13,256	13,223	13,224	1.80
Articulate Global, LLC	(7)(12)(15)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	—	(3)	(3)	—
Artifact Bidco, Inc.	(8)(15)	First Lien Term Loan	S + 4.15%	7.80%	7/28/2031	3,354	3,333	3,354	0.46
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.15%	7.80%	7/28/2031	—	(5)	—	—
Artifact Bidco, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.15%	7.80%	7/26/2030	—	(3)	—	—
Banker's Toolbox, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	7/27/2029	2,362	2,362	2,353	0.32
Banker's Toolbox, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/27/2029	—	(4)	(8)	—
Bluecat Networks (USA) Inc.	(6)(8)(14)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	1,471	1,463	1,471	0.20
Boxer Parent Company Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	4,963	4,967	4,955	0.68
Camelot U.S. Acquisition LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	4,260	4,268	4,212	0.57
Catalis Intermediate, Inc.	(8)(14)	First Lien Term Loan	S + 5.50%	9.30%	8/4/2027	99	98	99	0.01
Central Parent LLC	(5)(8)(16)	First Lien Term Loan	S + 3.25%	6.90%	7/6/2029	3,445	3,426	2,929	0.40
Cloud Software Group, Inc.	(5)(6)(7)(12)(16)	First Lien Revolver	S + 3.25%	6.90%	9/28/2029	—	—	—	—
Concord Global Acquisition, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/29/2031	3,946	3,929	3,946	0.54
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/29/2031	412	408	412	0.05
Concord Global Acquisition, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/26/2031	—	(3)	—	—
Connectwise LLC	(5)(8)(15)	First Lien Term Loan	S + 3.50%	7.41%	9/29/2028	2,743	2,750	2,700	0.37
Digital.AI Software Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	9.65%	8/10/2028	99	99	98	0.01
DS Admiral Bidco, LLC	(5)(7)(12)(16)	First Lien Revolver	S + 3.75%	7.40%	6/26/2029	—	—	(2)	—
DT Intermediate Holdco, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65% (Incl. 2.25% PIK)	2/22/2030	3,405	3,392	3,389	0.46
DT Intermediate Holdco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	2/22/2030	—	(6)	(8)	—
Eagan Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.25%	7.90%	9/8/2032	5,765	5,752	5,751	0.78
Eagan Parent, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/8/2032	—	(2)	(4)	—
Eagan Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	9/8/2032	—	(2)	(2)	—
Eclipse Buyer, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.17%	9/8/2031	7,862	7,832	7,862	1.07
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/8/2031	—	(6)	—	—
Eclipse Buyer, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.42%	9/8/2031	—	(3)	—	—
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	9.90%	8/29/2029	200	200	199	0.03
Edition Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	9,885	9,866	9,866	1.34
Edition Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	—	(3)	(8)	—
Edition Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	—	(2)	(2)	—
Emburse, Inc.	(8)(14)	First Lien Term Loan	S + 4.25%	7.90%	5/28/2032	7,368	7,350	7,350	1.00
Emburse, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	5/28/2032	—	(2)	(3)	—

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Emburse, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.25%	7.90%	5/28/2032	$—	$(3)	$(3)	—%
Empyrean Solutions, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	11/26/2031	1,382	1,377	1,382	0.19
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/26/2031	—	(1)	—	—
Empyrean Solutions, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.15%	11/26/2031	—	(1)	—	—
ESG Investments, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	2,089	2,089	2,089	0.28
Fourth Enterprises, LLC	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	10,692	10,645	10,639	1.45
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	—	(9)	(10)	—
Fourth Enterprises, LLC	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	77	72	72	0.01
Genesys Cloud Services Holdings I, LLC	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	3,621	3,605	3,618	0.49
GS Acquisitionco, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	5/25/2028	74	74	71	0.01
Higher Logic, LLC	(8)(14)	First Lien Term Loan	S + 5.25%	8.90%	1/10/2029	4,522	4,504	4,522	0.62
Higher Logic, LLC	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.90%	1/10/2029	—	(2)	—	—
Hyphen Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	8/6/2032	2,707	2,701	2,707	0.37
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/6/2032	—	(1)	—	—
Hyphen Solutions, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	8/6/2032	—	(1)	—	—
Inhabitiq Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	1/12/2032	2,498	2,493	2,498	0.34
Inhabitiq Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/12/2032	—	(1)	—	—
Inhabitiq Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	1/12/2032	—	(1)	—	—
Innovative Systems L.L.C.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	8/20/2032	3,391	3,375	3,375	0.46
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/20/2032	—	(3)	(7)	—
Innovative Systems L.L.C.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	8/20/2032	—	(2)	(2)	—
Kaseya Inc.	(5)(7)(12)(16)	First Lien Revolver	S + 3.00%	6.65%	3/20/2030	—	(4)	—	—
Kipu Buyer, LLC	(8)(13)	First Lien Term Loan	S + 4.25%	7.90%	1/27/2028	197	197	197	0.03
KPA Parent Holdings, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	7,112	7,078	7,112	0.97
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	—	(2)	—	—
KPA Parent Holdings, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	—	(4)	—	—
Litera Bidco LLC	(8)(13)	First Lien Term Loan	S + 5.00%	8.67%	5/1/2028	198	197	197	0.03
Mastery Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/7/2029	198	197	197	0.03
Maverick Bidco Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	21,502	21,449	21,449	2.93
Maverick Bidco Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	—	(1)	(3)	—
Maverick Bidco Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	—	(2)	(2)	—
McAfee Corp.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.67%	3/1/2029	3,713	3,717	3,438	0.47
ML Holdco, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	10/25/2032	7,249	7,233	7,232	0.99
ML Holdco, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/25/2032	—	(2)	(5)	—
Monotype Imaging Holdings Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	2/28/2031	1,217	1,220	1,217	0.17
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	2/28/2031	26	27	26	—
Monotype Imaging Holdings Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	2/28/2030	—	—	—	—
Montana Buyer Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.42%	7/22/2029	2,636	2,632	2,636	0.36
Montana Buyer Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.42%	7/22/2028	—	(1)	—	—
MRI Software LLC	(8)(12)(13)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	6,911	6,893	6,911	0.94
MRI Software LLC	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	1,286	1,276	1,286	0.17
MRI Software LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	53	53	53	0.01

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
MRI Software LLC	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	$65	$61	$65	0.01%
Nasuni Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	9/10/2030	6,250	6,210	6,203	0.85
Nasuni Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	9/10/2030	—	(8)	(10)	—
Navex Global Holdings Corporation	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	10/14/2032	10,417	10,404	10,392	1.42
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/14/2032	—	(3)	(6)	—
Navex Global Holdings Corporation	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	10/14/2031	—	—	(5)	—
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	C + 4.50%	6.77%	5/3/2029	CAD 1,544	1,115	1,125	0.15
North Star Acquisitionco, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	4,374	4,366	4,374	0.60
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	264	263	264	0.04
North Star Acquisitionco, LLC	(7)(12)(13)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	—	(1)	—	—
OLO Parent, Inc.	(8)(15)	First Lien Term Loan	S + 4.50%	8.28%	9/13/2032	8,831	8,810	8,808	1.20
OLO Parent, Inc.	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.15%	9/13/2032	—	(2)	(2)	—
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.75%	8.40%	1/27/2032	6,316	6,289	6,316	0.86
Onit, Inc.	(8)(14)	First Lien Term Loan	S + 4.50%	8.15%	1/27/2032	2,007	2,003	2,003	0.27
Onit, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/27/2032	—	(6)	—	—
Onit, Inc.	(7)(12)(14)	First Lien Revolver	S + 4.75%	8.40%	1/27/2032	—	(5)	—	—
Pegasus Transtech Holding, LLC	(8)(13)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	197	197	194	0.03
Perforce Software, Inc.	(8)(15)	First Lien Term Loan	S + 4.75%	8.42%	3/21/2031	2,015	2,017	1,711	0.23
Prism Parent Co. Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2028	5,509	5,428	5,454	0.74
Prism Parent Co. Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/19/2028	565	545	551	0.07
Proofpoint, Inc.	(5)(8)(15)	First Lien Term Loan	S + 3.00%	6.65%	8/31/2028	990	990	997	0.14
Renaissance Holding Corp	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	1,975	1,975	1,730	0.24
Routeware, Inc.	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	9/18/2031	3,182	3,169	3,182	0.43
Routeware, Inc.	(7)(12)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/18/2031	193	187	193	0.03
Routeware, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.92%	9/18/2031	68	67	68	0.01
Spartan Bidco PTY LTD	(6)(12)(14)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	4,843	4,824	4,819	0.66
Spartan Bidco PTY LTD	(6)(7)(12)(14)	First Lien Revolver	S + 6.50%	10.27%	1/24/2028	132	128	130	0.02
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	9.05%	6/30/2028	198	198	198	0.03
Trimech Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	4,055	4,037	4,045	0.55
Trimech Acquisition Corp.	(12)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	3/10/2028	2,462	2,440	2,455	0.33
Trimech Acquisition Corp.	(7)(12)(13)	First Lien Revolver	S + 4.75%	8.40%	3/10/2028	242	232	238	0.03
UKG Inc.	(5)(8)(16)	First Lien Term Loan	S + 2.50%	6.15%	2/10/2031	1,995	1,995	1,999	0.27
Ungerboeck Systems International, LLC	(12)(13)	First Lien Term Loan	S + 5.25%	8.90%	4/30/2027	198	197	197	0.03
Validity, Inc.	(8)(15)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2032	1,827	1,793	1,809	0.25
Validity, Inc.	(7)(12)(16)	First Lien Revolver	S + 4.75%	8.40%	4/10/2030	—	—	—	—
Vamos Bidco, Inc	(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	1/30/2032	2,639	2,627	2,633	0.36
Vamos Bidco, Inc	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	—	(2)	(3)	—
Vamos Bidco, Inc	(7)(12)(15)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	—	(2)	(1)	—
WatchGuard Technologies, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2029	197	196	198	0.03
							239,310	238,187	32.49

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
Mavis Tire Express Services Topco, Corp.	(5)(8)(14)	First Lien Term Loan	S + 3.00%	6.67%	5/4/2028	$869	$865	$874	0.12%
SCW Holdings III Corp.	(8)(12)(14)	First Lien Term Loan	S + 5.00%	8.65%	3/17/2032	5,595	5,579	5,595	0.76
SCW Holdings III Corp.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/17/2032	—	(2)	—	—
SCW Holdings III Corp.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	3/17/2031	—	(3)	—	—
Shock Doctor Intermediate, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	9.15%	11/20/2029	195	195	195	0.03
							6,634	6,664	0.91
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(15)	First Lien Term Loan	S + 4.75%	8.40%	4/2/2029	198	197	193	0.03
Ubeo, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	8.90%	7/3/2028	197	197	197	0.03
Victors Purchaser, LLC	(8)(12)(15)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	9,621	9,621	9,597	1.31
Victors Purchaser, LLC	(8)(15)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	2,447	2,447	2,444	0.33
Victors Purchaser, LLC	(7)(12)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2032	—	—	(2)	—
Victors Purchaser, LLC	(7)(12)(15)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	138	135	134	0.02
							12,597	12,563	1.72
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(8)(15)	First Lien Term Loan	S + 4.00%	7.67%	5/21/2032	4,000	3,981	3,988	0.54
Gloves Buyer, Inc.	(5)(7)(12)(15)	First Lien Revolver	S + 1.50%	5.17%	5/22/2030	28	28	28	—
Team Acquisition Corporation	(7)(12)(13)	First Lien Revolver	S + 7.00%	10.65%	11/21/2028	63	63	47	0.01
Varsity Brands, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	4,977	4,994	5,002	0.68
							9,066	9,065	1.23
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	198	198	198	0.03
Painters Supply and Equipment Co.	(8)(13)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	198	196	192	0.02
Surfaceprep Buyer, LLC	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	2/4/2030	1,892	1,892	1,882	0.26
SurfacePrep Buyer, LLC	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	2/4/2030	2,291	2,284	2,275	0.31
Surfaceprep Buyer, LLC	(12)(14)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	2/4/2030	359	359	358	0.05
Surfaceprep Buyer, LLC	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	2/4/2030	45	45	43	0.01
							4,974	4,948	0.68
Transportation Infrastructure
Psc Parent, Inc.	(8)(14)	First Lien Term Loan	S + 5.25%	8.92%	4/3/2031	1,613	1,613	1,613	0.22
Psc Parent, Inc.	(7)(12)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/3/2031	203	202	203	0.03
Psc Parent, Inc.	(8)(14)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	4/3/2031	269	269	269	0.04
Psc Parent, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.25%	8.92%	4/3/2030	124	124	124	0.02
VRS Buyer, Inc.	(5)(8)(16)	First Lien Term Loan	S + 3.50%	7.15%	10/12/2032	3,402	3,385	3,416	0.47
VRS Buyer, Inc.	(5)(7)(12)(16)	First Lien Delayed Draw Term Loan	S + 3.50%	7.15%	10/12/2032	—	(1)	1	—
							5,592	5,626	0.78

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(12)(13)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	$464	$463	$464	0.06%
Alert Media, Inc.	(7)(12)(13)	First Lien Revolver	S + 5.25%	8.90%	4/12/2027	—	—	—	—
CCI Buyer, Inc.	(8)(14)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	9,901	9,852	9,852	1.34
CCI Buyer, Inc.	(7)(12)(14)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	—	—	(3)	—
							10,315	10,313	1.40
Total Secured Debt Investments							1,579,235	1,576,308	215.03

Unsecured Debt Investments
Diversified Consumer Services
Apex Service Partners Intermediate 2, LLC	(12)(16)	Subordinated Unsecured Delayed Draw Term Loan	N/A	14.25% PIK	4/23/2031	$830	$822	$824	0.11%
							822	824	0.11
Healthcare Equipment and Supplies
GTCR BC Intermediate II, Inc.	(6)(12)(16)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	2,965	2,892	2,893	0.39
							2,892	2,893	0.39
IT Services
OEC Holdco, LLC	(12)(16)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	5,000	4,900	4,900	0.67
							4,900	4,900	0.67
Total Unsecured Debt Investments							8,614	8,617	1.17

Equity Investments
Automobile Components
Clarity Technologies Holdings, LP	(9)	Common	—	—	—	6	$628	$628	0.09%
							628	628	0.09
Capital Markets
Lal Group Holdings, LLC	(9)	Common	—	—	—	146	151	151	0.02
Lal Group Holdings, LLC	(9)	Preferred	—	7.00% PIK	—	146	151	149	0.02
							302	300	0.04
Chemicals
Americhem, Inc.	(9)	Common	—	—	—	2	245	307	0.04
Buckman Laboratories	(9)	Common	—	—	—	372	373	372	0.05
							618	679	0.09
Commercial Services and Supplies
Low Voltage Holdings Inc.	(9)	Common	—	—	—	1	1,050	1,258	0.17
REP Summit Coinvest IV, L.P.	(9)(12)	LP Units	—	—	—	323	324	323	0.04
							1,374	1,581	0.21
Containers and Packaging
KPCI Co-Invest 2, LP	(9)	Common	—	—	—	1	726	803	0.11
TCB Holdings I LLC	(9)(12)	Preferred	—	14.00% PIK	—	5	5,200	5,136	0.70
							5,926	5,939	0.81

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
EXPG Holdings, L.P.	(3)(9)	Common	—	—	—	—	$172	$172	0.02%
Seahawk Holdings, LP	(9)	LP Units	—	—	—	1	1,301	1,364	0.19
							1,473	1,536	0.21
Electronic Equipment, Instruments and Components
NSI Parent LP	(9)	LP Units	—	—	—	52	52	51	0.01
							52	51	0.01
Financial Services
GTCR Momentum Aggregator LP	(9)	Preferred	—	12.00% PIK	—	259	273	266	0.04
							273	266	0.04
Health Care Technology
DeLorean Topco, L.P.	(9)	Common	—	—	—	435	435	447	0.06
F&M Buyer LLC	(9)	Common	—	—	—	365	365	445	0.06
FH VH Parent, L.P.	(9)	Common	—	—	—	196	282	282	0.04
Goldeneye Parent, LLC	(3)(9)	Preferred	—	—	—	—	417	417	0.06
Goldeneye Parent, LLC	(9)	Common	—	—	—	20	—	95	0.01
Novacap TMT VI Co-Investment (Invita) LP	(9)	Common	—	—	—	229	202	199	0.03
Unlimited Technology Holdings, LLC	(9)	Common	—	—	—	552	552	853	0.12
							2,253	2,738	0.38
Healthcare Equipment and Supplies
Cyan Investors LP	(6)(9)	LP Units	—	—	—	610	535	535	0.07
							535	535	0.07
Healthcare Providers and Services
ACG Parent Holdings, LP	(3)(9)	Common	—	—	—	—	279	272	0.04
ACG Parent Holdings, LP	(9)	Preferred	—	8.00% PIK	—	3	3	36	—
EPFS Acquisition Holdings, LP	(3)(9)	Common	—	—	—	—	156	202	0.03
MRO Corporation	(3)(9)	Common	—	—	—	—	239	269	0.04
SCHP Holdings, L.P.	(9)	Common	—	—	—	3	331	331	0.04
							1,008	1,110	0.15
Insurance
Iris Specialty Acquisition LLC	(9)	Common	—	—	—	1,235	1,235	1,235	0.17
							1,235	1,235	0.17
IT Services
OMERS Apollo Investment Holdings, LLC	(9)	Common	—	—	—	1,369	1,369	1,390	0.19
							1,369	1,390	0.19
Professional Services
Monarch Buyer, Inc.	(9)	Common	—	—	—	1,376	1,376	1,605	0.22
							1,376	1,605	0.22

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (18)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
CB ML Co-Invest, L.P.	(9)	Common	—	—	—	1,031	$1,035	$1,031	0.14%
Noble Aggregator LP	(9)	Common	—	—	—	2	1,506	1,506	0.21
Scorpion Holdings, LLC	(9)	Preferred	—	8.00% PIK	—	1	1,121	1,107	0.15
Scorpion Holdings, LLC	(9)	Common	—	—	—	1,000	—	—	—
							3,662	3,644	0.50
Specialty Retail
SCW Holdings III Corp.	(9)	LP Units	—	—	—	1	500	739	0.10
							500	739	0.10
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(9)	Common	—	—	—	1	162	275	0.04
							162	275	0.04
Transportation Infrastructure
VRS Parent Holdings LP	(9)	Common	—	—	—	3	286	326	0.04
							286	326	0.04
Total Equity Investments							23,032	24,577	3.36
Total Investments - non-controlled/non-affiliated							1,610,881	1,609,502	219.56

Short-term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(11)						$56,001	$56,001	7.64%
Total Short-term Investments							56,001	56,001	7.64
Total Investments at fair value							$1,666,882	$1,665,503	227.20%

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
3.
Investments with par value / shares less than 500 are shown as zero.
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
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See the following page and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
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
13.
Loan includes interest floor of 1.00%.
14.
Loan includes interest floor of 0.75%.
15.
Loan includes interest floor of 0.50%.
16.
Loan includes interest floor of 0.00%.
17.
Loan is on non-accrual status.
18.
For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company's financial position or results of operations.

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES PRIVATE CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

While the Company’s investment strategy primarily focuses on companies in the United States, the Company intends to also invest in companies in Canada, Europe and other locations outside the United States, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

The Company is currently offering on a continuous basis up to $2.0 billion of its Common Shares pursuant to an offering registered with the Securities and Exchange Commission (the “Offering”). The Company expects to offer to sell any combination of three classes of Common Shares, Class I shares, Class D shares, and Class S shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Common Shares was $25.00 per share for Class I shares; no Class S or Class D shares have been issued as of September 30, 2026. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. The Company may also engage in private offerings of its Common Shares.

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit-related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance that any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar-denominated investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2026, the Company’s wholly owned subsidiaries include APCF Funding SPV LLC, APCF Masterfund LLC and APCF Equity Holdings LLC (collectively, the “Subsidiaries”). The Company consolidates its Subsidiaries in these consolidated financial statements from the date of the commencement of operations of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ending December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Reclassifications

For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company’s financial position or results of operations.

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

Cash

Cash consists of demand deposits and is carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. Unreimbursed organization costs are included in “Due to affiliates” on the Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, the Company did not incur any organization costs. For the three and nine months ended September 30, 2025, the Company incurred $0 and $119 in organization costs, respectively.

Costs associated with the Offering are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from the date of incurrence. For the three and nine months ended September 30, 2026, the Company incurred $251 and $951 of offering costs, respectively, and amortized $329 and $969, respectively. For the three and nine months ended September 30, 2025, the Company incurred $54 and $941 of offering costs, respectively, and amortized $513 and $1,457, respectively.

As of September 30, 2026 and December 31, 2025, $507 and $525, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as is the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the “Board”), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm it has been calculated in accordance with the valuation policy and confirms that the independent valuation firms’ valuation ranges, when utilized, are reasonable;
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

As of September 30, 2026, independent valuation firms retained by the Company reviewed substantially all quarter-end valuations of investments without readily available market quotations that were (i) originated or purchased prior to the first calendar day of the quarter and (ii) not a de minimis investment, as determined by the Adviser.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and are generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business, such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, for each taxable year, the Company must distribute to its shareholders at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account. For more information on the distribution reinvestment plan, please refer to “Note 8. Net Assets”.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”).

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider contractual sale restrictions on equity securities when measuring fair value and to disclose the discount attributable to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On October 16, 2024, the Board approved an investment advisory agreement with the Adviser, which was amended and restated on August 19, 2026 (as the same maybe further amended, restated, amended and restated, supplemented, or otherwise modified, the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for determining the composition of the Company’s portfolio, identifying investment opportunities and making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies, and negotiating, obtaining and managing financing facilities and other forms of leverage.

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s shareholders.

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

For the three and nine months ended September 30, 2026, the Company incurred management fees of $2,584 and $7,529, respectively. For the three and nine months ended September 30, 2025, the Company incurred management fees of $2,180 and $6,184, respectively, before the impact of waived fees. For the three and nine months ended September 30, 2025, the Adviser elected to waive $1,005 and $5,009, respectively, resulting in $1,175 in management fees net of fee waivers for each period.

As of September 30, 2026 and December 31, 2025, management fees payable balances owed to the Adviser were $2,584 and $2,283, respectively.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and nine months ended September 30, 2026, the Company incurred income based incentive fees of $2,542 and $7,525, respectively. For the three and nine months ended September 30, 2025, the Company incurred income based incentive fees of $2,366 and $7,034 before the impact of waived fees, respectively. For the three and nine months ended September 30, 2025, the Adviser elected to waive $1,143 and $5,811 of incentive fees, respectively, resulting in $1,223 of incentive fees net of fee waivers for each period. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any capital gains incentive fees.

As of September 30, 2026 and December 31, 2025, total incentive fee payable balances were $2,542 and $2,462, respectively.

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

Administration Agreement

On October 16, 2024, the Board approved the administration agreement, which was amended and restated on August 19, 2026 (as the same maybe further amended, restated, amended and restated, supplemented, or otherwise modified, the “Administration Agreement”), with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2026, the Company incurred administrative service fees of $220 and $633, respectively. For the three and nine months ended September 30, 2025, the Company incurred administrative service fees of $190 and $522, respectively.

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

As of and for the nine months ended September 30, 2026, there were no outstanding balances nor additional payments due or made in connection with the acquisition of the Acquired SPVs, and the amounts herein represent total consideration paid for the Acquired SPVs.

Distribution and Servicing Plan

On October 16, 2024, the Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays Quasar Distributors LLC (the “Managing Dealer”) with respect to the Class I, Class S and Class D shares on an annualized basis as a percentage of NAV for such class. The Managing Dealer is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”).

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class I shares	N/A
Class S shares	0.85%
Class D shares	0.25%

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation. As of September 30, 2026, no Class S shares or Class D shares have been issued.

Expense Support Agreement

On October 16, 2024, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering costs, professional fees, Board of Trustees’ fees, administration fees, and other general and administrative expenses on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. To the extent the Company’s Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in the relevant calendar month, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering costs that were incurred more than three years prior to the proposed reimbursement.

For both the three and nine months ended September 30, 2026, the Adviser provided no expense support pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2025, the Adviser provided $35 and $683 in expense support, respectively, pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three and nine months ended September 30, 2026 and 2025, the Company made no reimbursement payments to the Adviser. Through September 30, 2026, the Adviser has provided cumulative expense support of $1,361 pursuant to the Expense Support Agreement.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,706,186	$1,689,743	96.06%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	9,378	9,183	0.52	8,614	8,617	0.52
Equity Investments	28,896	30,845	1.75	23,032	24,577	1.48
Short-Term Investments	29,393	29,393	1.67	56,001	56,001	3.36
Total Investments	$1,773,853	$1,759,164	100.00%	$1,666,882	$1,665,503	100.00%

As of September 30, 2026 and December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $1,646 and $174, respectively).

The industry composition of the Company’s non-controlled/non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	17.84%	15.03%
Financial Services	7.94	7.85
Diversified Consumer Services	7.35	6.61
Insurance	7.07	6.52
Commercial Services and Supplies	6.96	8.12
Healthcare Providers and Services	6.72	6.51
Health Care Technology	6.71	6.14
Professional Services	5.45	6.45
Containers and Packaging	3.91	4.18
Chemicals	3.40	3.42
Pharmaceuticals	3.36	2.11
IT Services	2.88	3.71
Healthcare Equipment and Supplies	2.16	2.08
Distributors	1.99	1.84
Capital Markets	1.60	1.93
Energy Equipment and Services	1.42	0.90
Automobile Components	1.29	1.22
Life Sciences Tools & Services	1.01	0.69
Air Freight and Logistics	0.80	0.77
Technology Hardware, Storage and Peripherals	0.79	0.78
Construction Materials	0.77	0.75
Food Products	0.76	0.91
Machinery	0.75	0.84
Gas Utilities	0.72	0.72
Construction & Engineering	0.60	1.04
Wireless Telecommunication Services	0.59	0.64
Household Products	0.58	0.65
Industrial Conglomerates	0.57	0.95
Electronic Equipment, Instruments and Components	0.57	0.73
Specialty Retail	0.55	0.46
Hotels, Restaurants and Leisure	0.51	0.55
Diversified Telecommunication Services	0.45	0.57
Oil, Gas and Consumable Fuels	0.34	0.55
Media	0.32	0.38
Trading Companies and Distributors	0.30	0.31
Textiles, Apparel and Luxury Goods	0.19	0.58
Building Products	0.18	0.20
Transportation Infrastructure	0.16	0.37
Electrical Equipment	0.13	0.68
Real Estate Management and Development	0.11	0.64
Aerospace and Defense	0.10	0.52
Beverages	0.06	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled/non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,713,466	$1,699,333	98.24%	205.41%
Canada	28,172	27,667	1.60	3.34
Netherlands	2,822	2,771	0.16	0.33
Total	$1,744,460	$1,729,771	100.00%	209.08%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in “Note 2. Significant Accounting Policies” of these consolidated financial statements:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$135,884	$1,553,859	$1,689,743
Unsecured Debt	—	—	9,183	9,183
Equity Investments	—	—	30,845	30,845
Total non-controlled/non-affiliated investments	—	135,884	1,593,887	1,729,771
Short-Term Investments	29,393	—	—	29,393
Total Investments at fair value	$29,393	$135,884	$1,593,887	$1,759,164

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$215,449	$1,360,859	$1,576,308
Unsecured Debt	—	—	8,617	8,617
Equity Investments	—	—	24,577	24,577
Total non-controlled/non-affiliated investments	—	215,449	1,394,053	1,609,502
Short-Term Investments	56,001	—	—	56,001
Total Investments at fair value	$56,001	$215,449	$1,394,053	$1,665,503

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,542,260	$9,142	$27,505	$1,578,907
Purchase of investments (including received in-kind)	93,712	137	1,258	95,107
Proceeds from sale of investments and principal repayments	(82,712)	—	—	(82,712)
Net accretion of discounts and amortization of premiums	502	(5)	—	497
Net realized gains (losses) on investments	(108)	—	—	(108)
Net change in unrealized appreciation (depreciation) on investments	205	(91)	2,082	2,196
Fair value, end of period	$1,553,859	$9,183	$30,845	$1,593,887
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$(202)	$(91)	$2,080	$1,787

	Nine Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,360,859	$8,617	$24,577	$1,394,053
Purchase of investments (including received in-kind)	408,855	753	5,916	415,524
Proceeds from sale of investments and principal repayments	(205,526)	—	(203)	(205,729)
Net accretion of discounts and amortization of premiums	1,979	11	—	1,990
Net realized gains (losses) on investments	(229)	—	153	(76)
Net change in unrealized appreciation (depreciation) on investments	(10,368)	(198)	402	(10,164)
Transfers out of Level 3	(1,711)	—	—	(1,711)
Fair value, end of period	$1,553,859	$9,183	$30,845	$1,593,887
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$(10,191)	$(198)	$376	$(10,013)

	Three Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,055,288	$755	$14,763	$1,070,806
Purchase of investments (including received in-kind)	149,678	28	2,893	152,599
Proceeds from sale of investments and principal repayments	(48,431)	—	—	(48,431)
Net accretion of discounts and amortization of premiums	477	—	—	477
Net realized gains (losses) on investments	6	—	—	6
Net change in unrealized appreciation (depreciation) on investments	109	—	329	438
Transfers out of Level 3	(5,999)	—	—	(5,999)
Transfers to Level 3	16,621	—	—	16,621
Fair value, end of period	$1,167,749	$783	$17,985	$1,186,517
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2025	$239	$—	$329	$568

	Nine Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$798,059	$703	$3,947	$802,709
Purchase of investments (including received in-kind)	514,555	79	13,587	528,221
Proceeds from sale of investments and principal repayments	(129,193)	—	—	(129,193)
Net accretion of discounts and amortization of premiums	1,387	1	—	1,388
Net realized gains (losses) on investments	22	—	—	22
Net change in unrealized appreciation (depreciation) on investments	1,240	—	451	1,691
Transfers out of Level 3	(18,321)	—	—	(18,321)
Fair value, end of period	$1,167,749	$783	$17,985	$1,186,517
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2025	$1,027	$—	$452	$1,479

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,364,836	Market yield analysis	Market yield discount rates	7.41%	22.60%	9.81%
	38,298	Market quotation	Quote	N/A	N/A	N/A
	158	Comparable company analysis	EBITDA multiples	7.5x	10.0x	8.7x
	150,567	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,553,859

Unsecured Debt	8,261	Market yield analysis	Market yield discount rates	10.06%	13.54%	12.15%
	922	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	9,183

Equity Investments	23,550	Comparable company analysis	EBITDA multiples	7.5x	35.0x	15.8x
	913	Recent transaction	Transaction price	N/A	N/A	N/A
	6,382	Market yield analysis	Market yield discount rates	8.47%	15.79%	15.07%
Total Equity Investments	30,845
Total	$1,593,887

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$928,333	Market yield analysis	Market yield discount rates	7.08%	21.07%	8.64%
	15,849	Market quotation	Quote	N/A	N/A	N/A
	416,677	Recent transaction	Transaction price	N/A	N/A	N/A
Total Secured Debt	1,360,859

Unsecured Debt	824	Market yield analysis	Market yield discount rates	8.28%	8.92%	8.60%
	7,793	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	8,617

Equity Investments	14,995	Comparable company analysis	EBITDA multiples	9.3x	27.7x	16.3x
	3,908	Recent transaction	Transaction price	N/A	N/A	N/A
	5,674	Market yield analysis	Market yield discount rates	8.63%	15.17%	14.23%
Total Equity Investments	24,577
Total	$1,394,053

(1)
As of September 30, 2026 and December 31, 2025, amounts of $190,700 and $444,227, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used in the income approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely, significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in corresponding increases or decreases in the fair value of investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or variable interest rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 188.32% and 177.13%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$665,016	$665,016	$334,984	$126,155
Revolving Credit Facility	560,000	271,674	271,674	288,326	141,586
Total	$1,560,000	$936,690	$936,690	$623,310	$267,741

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
Morgan Stanley Facility	$1,000,000	$910,419	$910,419	$89,581	$14,286
Revolving Credit Facility	500,000	40,000	40,000	460,000	200,061
Total	$1,500,000	$950,419	$950,419	$549,581	$214,347

(1)
The carrying value of the Company’s debt obligations is used as an approximation of fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2026 and December 31, 2025. Carrying values do not include the impact of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility’s borrowing base.

Morgan Stanley Facility

APCF Funding SPV LLC (“APCF Funding”), a wholly-owned subsidiary of the Company, as borrower, and the Company, as equity holder and servicer, are party to a Loan and Servicing Agreement, dated November 6, 2024 (as amended, the “MS Agreement”), providing for a revolving loan facility (the “Morgan Stanley Facility”), with the lenders from time to time party thereto; Morgan Stanley Senior Funding, Inc., as administrative agent; U.S. Bank Trust Company, National Association, as collateral agent; and U.S. Bank National Association, as account bank and collateral custodian. The Morgan Stanley Facility is secured by substantially all of the assets of APCF Funding, including the collateral obligations it holds. Capitalized terms used but not defined herein have the meanings assigned to them in the MS Agreement.

As of September 30, 2026, the aggregate commitments under the Morgan Stanley Facility were $1,000,000. Borrowings are subject to borrowing base requirements. Revolving loans may be repaid and reborrowed until the end of the Revolving Period, which ends no later than November 6, 2027. Following the Revolving Period, principal collections on the collateral obligations may no longer be reinvested and are applied, in whole or in part, to repay outstanding borrowings. All amounts outstanding under the Morgan Stanley Facility are due on November 6, 2029.

Borrowings under the Morgan Stanley Facility bear interest at the relevant benchmark rate (e.g., Term SOFR for loans denominated in U.S. dollars and Term CORRA for loans denominated in Canadian dollars) plus the applicable margin, which equals the sum of:

•
1.65% multiplied by the lesser of (x) the aggregate principal balance of broadly syndicated loans divided by the aggregate principal balance of all eligible loans and (y) 35% (the “BSL Percentage”); and
•
1.90% multiplied by 100% minus the BSL Percentage.

The applicable margin is subject to a step-up of 2.00% following the occurrence of an Event of Default or after the automatic occurrence or declaration of the Facility Maturity Date. APCF Funding also pays an unused fee of 0.50% per annum on the portion of the commitments in excess of the greater of outstanding borrowings and a minimum utilization amount (65% of the commitments as of September 30, 2026). To the extent outstanding borrowings are below the minimum utilization amount, the applicable margin is charged on the shortfall.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Morgan Stanley Facility.

Revolving Credit Facility

The Company, as borrower, is party to a Senior Secured Credit Agreement, dated December 11, 2025 (as amended, the “SMBC Agreement”), providing for a senior secured revolving credit facility (the “Revolving Credit Facility”), with the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain subsidiaries of the Company formed or acquired in the future (collectively, the “Guarantors”). It is secured by a first-priority security interest in the collateral pledged by the Company and the Guarantors, subject to certain exceptions. Capitalized terms used but not defined herein have the meanings assigned to them in the SMBC Agreement.

As of September 30, 2026, the aggregate commitments under the Revolving Credit Facility were $560,000. The SMBC Agreement includes an accordion provision permitting increases to the total facility amount of up to $875,000, subject to the satisfaction of certain conditions, and $50,000 sublimits for each of swingline loans and letters of credit. Borrowings are subject to borrowing base requirements. Revolving loans may be repaid and reborrowed until the end of the Availability Period, which ends on December 11, 2029. Following the Availability Period, the Company is required to apply specified percentages of the proceeds of certain asset dispositions, returns of capital, extraordinary receipts and equity and debt issuances to prepay outstanding borrowings. All amounts outstanding under the Revolving Credit Facility are due on December 11, 2030.

Borrowings under the Revolving Credit Facility bear interest at the relevant benchmark rate or, for loans denominated in U.S. dollars at the Company’s election, the alternate base rate, in each case plus an applicable margin as follows:

•
Benchmark rate loans: 1.75% or 1.875%; and
•
Alternate base rate loans: 0.75% or 0.875%.

The applicable margin applied to each borrowing is determined in accordance with the terms of the SMBC Agreement, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the SMBC Agreement). The Company also pays a commitment fee of 0.325% per annum on the average daily undrawn amount under the Revolving Credit Facility.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	37,156	$26,490	$26,107	$383
European Euro	4,688	4,998	5,312	(314)
Great British Pound	3,220	4,134	4,271	(137)
Total		$35,622	$35,690	$(68)

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	26,756	$18,647	$19,496	$(848)
European Euro	4,688	4,998	5,507	(509)
Great British Pound	4,020	5,156	5,417	(261)
Total		$28,801	$30,420	$(1,618)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$12,928	$10,244	$39,224	$22,379
Facility unused fees	678	224	1,876	541
Amortization of deferred financing costs	481	311	1,419	821
Total interest and debt expenses	$14,087	$10,779	$42,519	$23,741
Cash paid for interest expense	$13,815	$10,260	$41,741	$21,136
MS Facility weighted average interest rate	5.52%	6.10%	5.50%	6.11%
MS Facility average debt outstanding	$673,917	$657,315	$744,581	$483,686
Revolving Credit Facility weighted average interest rate	5.63%	N/A	5.59%	N/A
Revolving Credit Facility average debt outstanding	$238,199	N/A	$192,625	N/A
Total weighted average interest rate	5.55%	6.10%	5.52%	6.11%
Total average debt outstanding	$912,116	$657,315	$937,206	$483,686

Weighted average interest rates do not include the impact of unused commitment fees or amortization of deferred financing costs.

As of September 30, 2026 and December 31, 2025, $1,839 and $2,713, respectively, of stated interest expense and $343 and $110, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw, or equity commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had unfunded investment commitments of $342,776 and $427,220, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2026 and December 31, 2025, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
CLASS I
Issuance of shares	703,634	$17,351	1,263,848	$31,882
Reinvestment of distributions	53,771	1,324	15,136	382
Repurchase of shares (net of early repurchase deduction)	(147,606)	(3,612)	—	—
Net increase (decrease)	609,799	$15,063	1,278,984	$32,264

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
CLASS I
Issuance of shares	4,457,581	$111,101	2,470,603	$62,198
Reinvestment of distributions	146,580	3,624	17,862	450
Repurchase of shares (net of early repurchase deduction)	(202,086)	(4,927)	—	—
Net increase (decrease)	4,402,075	$109,798	2,488,465	$62,648

As of September 30, 2026, the Company has not issued any Class S or Class D shares.

As of September 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares.

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

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the nine months ended September 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to be Repurchased (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 13, 2026	5.00%	March 31, 2026	$48	1,983	0.01%
June 11, 2026	5.00%	June 30, 2026	$1,267	52,497	0.16%
September 11, 2026	5.00%	September 30, 2026	$3,612	147,606	0.45%

(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.
(2)
Amounts shown net of early repurchase deduction.

There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following tables present distributions that were declared during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
April 30, 2026	May 29, 2026	0.1818	—	0.1818	5,912
May 28, 2026	June 29, 2026	0.1887	—	0.1887	6,180
June 30, 2026	July 31, 2026	0.1824	—	0.1824	6,011
July 28, 2026	August 28, 2026	0.1880	—	0.1880	6,205
August 27, 2026	September 29, 2026	0.1881	—	0.1881	6,252
September 29, 2026	October 28, 2026	0.1827	—	0.1827	6,150
Total		$1.6659	$0.0255	$1.6914	$55,016

Nine Months Ended September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
Total		$1.6922	$0.2090	$1.9012	$50,034

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

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.18	$25.09
Net investment income (loss) (1)	1.62	2.09
Net realized and change in unrealized appreciation (depreciation) (2)	(0.42)	(0.07)
Net increase (decrease) in net assets resulting from operations	1.20	2.02
Distributions from net investment income (3)	(1.69)	(1.90)
Total increase (decrease) in net assets	(0.49)	0.12
Net assets, end of period	$24.69	$25.21
Common Shares outstanding, end of period	33,514,380	27,894,139
Total return based on net asset value (4)	4.98%	8.33%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	10.41%	8.30%
Net expenses to average net assets net of fee waivers	10.41%	6.57%
Net investment income to average net assets	8.89%	10.60%
Portfolio turnover rate (6)	17.20%	13.79%
Supplemental Data:
Net assets, end of period	$827,306	$703,219
Asset coverage ratio (7)	188.32%	197.65%

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
(5)
Amounts are annualized except for non-recurring expenses (organization and offering costs, capital gains incentive fees, and excise tax expense) for the nine months ended September 30, 2026 and 2025.
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

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the 1940 Act. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On October 1, 2026, the Company sold and issued 141,969 Common Shares for an aggregate consideration of approximately $3,505 at a price of $24.69 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $2,478 of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, the Company declared a regular distribution in the amount of $0.1887 per Common Share, which is payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

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

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of September 30, 2026, we had investments in 410 portfolio companies across 45 industries. Based on fair value as of September 30, 2026, approximately 99.46% of our debt portfolio was invested in debt bearing a floating interest rate (e.g., the Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of September 30, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.71%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of September 30, 2026.

As of December 31, 2025, we had investments in 438 portfolio companies across 45 industries. Based on fair value as of December 31, 2025, approximately 99.46% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average yield on debt and income-producing investments at amortized cost was 8.27%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	$1,729,309	$1,243,529	$1,610,881	$849,742
Purchases of investments (including received in-kind)	100,609	217,407	423,519	702,935
Net accretion of discounts and amortization of premiums on investments	492	464	2,023	1,372
Net realized gains (losses) on investments	(208)	1	(1,121)	(13)
Proceeds from sale of investments and principal repayments	(85,742)	(65,571)	(290,842)	(158,206)
Total investments, end of period	$1,744,460	$1,395,830	$1,744,460	$1,395,830

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.71%	8.27%
Weighted average yield on debt and income producing investments, at fair value (1)	8.72%	8.27%
Number of portfolio companies	410	438
Median LTM EBITDA (2)(3)	$92.3M	$84.6M
Weighted average net senior leverage (2)(4)	5.3x	5.3x
Weighted average loan-to-value (“LTV”) (2)(5)	36%	35%
Percentage of debt investments bearing a floating rate, at fair value	99.46%	99.46%
Percentage of debt investments bearing a fixed rate, at fair value	0.54%	0.54%

(1)
Computed based on the stated interest rate or yield as of September 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
•
Internal Performance Rating C: Portfolio companies performing below expectations and level of risk have increased since the time of origination. Portfolio companies are generally current on both interest and principal payments.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,610,522	93.10%	339
B	97,005	5.61	43
C	20,133	1.16	24
D	465	0.03	3
E	1,646	0.10	1
	$1,729,771	100.00%	410

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,564,265	97.19%	392
B	27,413	1.70	28
C	17,365	1.08	15
D	285	0.02	2
E	174	0.01	1
	$1,609,502	100.00%	438

As of September 30, 2026 and December 31, 2025, there was one portfolio company with loans on non-accrual status, with fair values of $1,646 and $174, respectively. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,706,186	$1,689,743	96.06%	$1,579,235	$1,576,308	94.64%
Unsecured Debt	9,378	9,183	0.52	8,614	8,617	0.52
Equity Investments	28,896	30,845	1.75	23,032	24,577	1.48
Short-Term Investments	29,393	29,393	1.67	56,001	56,001	3.36
Total Investments	$1,773,853	$1,759,164	100.00%	$1,666,882	$1,665,503	100.00%

The industry composition of our non-controlled/non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	17.84%	15.03%
Financial Services	7.94	7.85
Diversified Consumer Services	7.35	6.61
Insurance	7.07	6.52
Commercial Services and Supplies	6.96	8.12
Healthcare Providers and Services	6.72	6.51
Health Care Technology	6.71	6.14
Professional Services	5.45	6.45
Containers and Packaging	3.91	4.18
Chemicals	3.40	3.42
Pharmaceuticals	3.36	2.11
IT Services	2.88	3.71
Healthcare Equipment and Supplies	2.16	2.08
Distributors	1.99	1.84
Capital Markets	1.60	1.93
Energy Equipment and Services	1.42	0.90
Automobile Components	1.29	1.22
Life Sciences Tools & Services	1.01	0.69
Air Freight and Logistics	0.80	0.77
Technology Hardware, Storage and Peripherals	0.79	0.78
Construction Materials	0.77	0.75
Food Products	0.76	0.91
Machinery	0.75	0.84
Gas Utilities	0.72	0.72
Construction & Engineering	0.60	1.04
Wireless Telecommunication Services	0.59	0.64
Household Products	0.58	0.65
Industrial Conglomerates	0.57	0.95
Electronic Equipment, Instruments and Components	0.57	0.73
Specialty Retail	0.55	0.46
Hotels, Restaurants and Leisure	0.51	0.55
Diversified Telecommunication Services	0.45	0.57
Oil, Gas and Consumable Fuels	0.34	0.55
Media	0.32	0.38
Trading Companies and Distributors	0.30	0.31
Textiles, Apparel and Luxury Goods	0.19	0.58
Building Products	0.18	0.20
Transportation Infrastructure	0.16	0.37
Electrical Equipment	0.13	0.68
Real Estate Management and Development	0.11	0.64
Aerospace and Defense	0.10	0.52
Beverages	0.06	0.06
Personal Care Products	0.02	0.02
Household Durables	0.01	0.01
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled/non-affiliated investments, based on amortized cost and fair value (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,713,466	$1,699,333	98.24%	205.41%
Canada	28,172	27,667	1.60	3.34
Netherlands	2,822	2,771	0.16	0.33
Total	$1,744,460	$1,729,771	100.00%	209.08%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,577,869	$1,576,036	97.92%	214.99%
Canada	33,012	33,466	2.08	4.57
Total	$1,610,881	$1,609,502	100.00%	219.56%

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$38,636	$32,216	$114,919	$85,055
Total expenses	20,841	16,815	62,197	41,537
Management fees waiver	—	(1,005)	—	(5,009)
Incentive fees waiver	—	(1,143)	—	(5,811)
Reimbursable expenses paid by adviser	—	(35)	—	(683)
Net expenses, net of fee waivers	20,841	14,632	62,197	30,034
Excise tax expense	—	—	55	—
Net investment income (loss)	17,795	17,584	52,667	55,021
Net realized gain (loss)	(345)	154	(1,020)	947
Net change in unrealized appreciation (depreciation)	4,644	101	(12,040)	(2,822)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	(447)	—	(151)	—
Net increase (decrease) in net assets resulting from operations	$21,647	$17,839	$39,456	$53,146

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows for the three and nine months ended September 30, 2026 and 2025 (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$37,175	$31,035	$110,819	$80,732
Payment-in-kind interest income	575	170	1,688	423
Payment-in-kind dividend income	217	—	634	—
Dividend income	—	220	—	539
Other income	669	791	1,778	3,361
Total investment income	$38,636	$32,216	$114,919	$85,055

Total investment income for the three and nine months ended September 30, 2026 increased relative to the same period in the prior year, primarily driven by our deployment of capital and increase in our investment portfolio. The size of our investment portfolio at fair value increased to $1.7 billion as of September 30, 2026, from $1.4 billion as of September 30, 2025, which has increased the balance of interest-bearing securities period-over-period. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income for the three and nine months ended September 30, 2026 decreased as compared to the three and nine months ended September 30, 2025 primarily driven by a decline in origination fees from lower investment deployment. Included in investment income is dividend income from equity investments and payment-in-kind dividend income from preferred equity investments.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and debt expenses	$14,087	$10,779	$42,519	$23,741
Management fees	2,584	2,180	7,529	6,184
Income based incentive fee	2,542	2,366	7,525	7,034
Administrative service fee	220	190	633	522
Board of Trustees’ fee	44	45	127	115
Other general and administrative expenses	1,035	743	2,895	2,366
Organization and offering costs	329	512	969	1,575
Total expenses	20,841	16,815	62,197	41,537
Management fees waiver	—	(1,005)	—	(5,009)
Incentive fees waiver	—	(1,143)	—	(5,811)
Reimbursable expenses paid by adviser	—	(35)	—	(683)
Net expenses, net of fee waivers	$20,841	$14,632	$62,197	$30,034

Total operating expenses were $1.6 million and $4.6 million, respectively, for the three and nine months ended September 30, 2026, primarily comprised of $1.0 million and $2.9 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million and $0.6 million, respectively, of administrative service expenses, and $0.3 million and $1.0 million, respectively, in organization and offering costs, and $44 thousand and $0.1 million, respectively, of Board of Trustees' fees..

Total operating expenses were $1.5 million and $4.6 million, respectively, for the three and nine months ended September 30, 2025, primarily comprised of $0.7 million and $2.4 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.2 million and $0.5 million, respectively, of administrative service expenses, $0.5 million and $1.6 million, respectively, in organization and offering costs, and $45 thousand and $0.1 million, respectively, of Board of Trustees' fees.

Operating expenses were relatively flat for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. The increase in other general and administrative expenses, driven by the growth in the Company’s net assets, was partially offset by lower organization and offering costs relative to the prior year.

The increase in management and incentive fees was primarily driven by growth in NAV, increased deployment into loan investments, which resulted in higher total investment income, and the conclusion of the fee waiver in August 2025.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest expense, weighted average interest rates and average debt outstanding balances were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$12,928	$10,244	$39,224	$22,379
Facility unused fees	678	224	1,876	541
Amortization of deferred financing costs	481	311	1,419	821
Total interest and debt expenses	$14,087	$10,779	$42,519	$23,741
Cash paid for interest expense	$13,815	$10,260	$41,741	$21,136
MS Facility weighted average interest rate	5.52%	6.10%	5.50%	6.11%
MS Facility average debt outstanding	$673,917	$657,315	$744,581	$483,686
Revolving Credit Facility weighted average interest rate	5.63%	N/A	5.59%	N/A
Revolving Credit Facility average debt outstanding	$238,199	N/A	$192,625	N/A
Total weighted average interest rate	5.55%	6.10%	5.52%	6.11%
Total average debt outstanding	$912,116	$657,315	$937,206	$483,686

Interest and other debt expenses increased to $14.1 million and $42.5 million, respectively, for the three and nine months ended September 30, 2026, compared to $10.8 million and $23.7 million, respectively, for the three and nine months ended September 30, 2025. The increases were primarily attributable to higher average borrowings, partially offset by lower weighted average interest rates.

Weighted average interest rates do not include the impact of unused commitment fees or amortization of deferred financing costs.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on non-controlled/non-affiliated investments	$(208)	$1	$(1,121)	$(13)
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	4,438	(249)	(13,310)	(689)
Net realized and change in unrealized gain (loss) on non-controlled/non-affiliated investments	$4,230	$(248)	$(14,431)	$(702)

For the three months ended September 30, 2026, net realized and change in unrealized gain on investments was driven by mark-to-market gains in the fair value of private credit and broadly syndicated loan portfolios, primarily attributable to modest price recoveries in the private and liquid markets. For the nine months ended September 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of September 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal (excluding unfunded commitments) was 98.85% and 99.64%, respectively.

Management fee

The base management fee is payable monthly in arrears at an annual rate of 1.25% of our NAV as of the beginning of the first business day of the month.

For the three and nine months ended September 30, 2026, we incurred management fees of $2.6 million and $7.5 million, respectively. For both the three and nine months ended September 30, 2026, the Adviser elected not to waive any management fees. For the three and nine months ended September 30, 2025, we incurred management fees of $2.2 million and $6.2 million, respectively, before impact of waived fees. For the three and nine months ended September 30, 2025, the Adviser elected to waive $1.0 million and $5.0 million, respectively, resulting in $1.2 million and $1.2 million, respectively, in management fees net of waiver.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and nine months ended September 30, 2026, we incurred income based incentive fees of $2.5 million and $7.5 million, respectively, and no capital gains incentive fees. For the three and nine months ended September 30, 2026, the Adviser did not waive any incentive fees. For the three and nine months ended September 30, 2025, we incurred income based incentive fees of $2.4 million and $7.0 million, respectively, and no capital gains incentive fees. For the three and nine months ended September 30, 2025, the Adviser agreed to waive $1.1 million and $5.8 million, respectively, in total incentive fees, resulting in $1.2 million and $1.2 million, respectively, incentive fees net of waiver.

Expense Support Agreement

On October 16, 2024, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser will pay our total organization and offering costs, professional fees, Board of Trustees' fees, administration fees, and other general and administrative expenses on our behalf such that our operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain of our additional expenses on our behalf. To the extent our Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in the relevant calendar month, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 1.00% of our NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering costs that were incurred more than three years prior to the proposed reimbursement.

For the nine months ended September 30, 2026 and 2025, the Adviser has provided zero and $0.7 million of expense support, respectively, pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations. Our obligation to make a reimbursement payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of September 30, 2026, we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $936.7 million of principal debt outstanding and our asset coverage ratio was 188.32%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term. For further details, see "Note 6. Borrowings” to our consolidated financial statements included in this report.

Equity

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	703,634	$17,351	1,263,848	$31,882
Reinvestment of distributions	53,771	1,324	15,136	382
Repurchase of shares (net of early repurchase deduction)	(147,606)	(3,612)	—	—
Net increase (decrease)	609,799	$15,063	1,278,984	$32,264

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	4,457,581	$111,101	2,470,603	$62,198
Reinvestment of distributions	146,580	3,624	17,862	450
Repurchase of shares (net of early repurchase deduction)	(202,086)	(4,927)	—	—
Net increase (decrease)	4,402,075	$109,798	2,488,465	$62,648

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

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the nine months ended September 30, 2026. There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2025.

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to be Repurchased (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 13, 2026	5.00%	March 31, 2026	$48	1,983	0.01%
June 11, 2026	5.00%	June 30, 2026	$1,267	52,497	0.16%
September 11, 2026	5.00%	September 30, 2026	$3,612	147,606	0.45%

(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period. All repurchase requests were satisfied in full.
(2)
Amounts shown net of early repurchase deduction.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears.

The following tables present distributions that were declared during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	February 27, 2026	$0.1925	$0.0107	$0.2032	$6,267
February 27, 2026	March 31, 2026	0.1731	0.0096	0.1827	5,764
March 30, 2026	April 30, 2026	0.1886	0.0052	0.1938	6,275
April 30, 2026	May 29, 2026	0.1818	—	0.1818	5,912
May 28, 2026	June 29, 2026	0.1887	—	0.1887	6,180
June 30, 2026	July 31, 2026	0.1824	—	0.1824	6,011
July 28, 2026	August 28, 2026	0.1880	—	0.1880	6,205
August 27, 2026	September 29, 2026	0.1881	—	0.1881	6,252
September 29, 2026	October 28, 2026	0.1827	—	0.1827	6,150
Total		$1.6659	$0.0255	$1.6914	$55,016

Nine Months Ended September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 31, 2025	February 28, 2025	$0.1912	$0.0159	$0.2071	$5,261
February 28, 2025	March 31, 2025	0.1734	0.0193	0.1927	4,896
March 31, 2025	April 30, 2025	0.1920	0.0213	0.2133	5,426
April 30, 2025	May 30, 2025	0.1858	0.0258	0.2116	5,443
May 30, 2025	June 30, 2025	0.1916	0.0266	0.2182	5,647
June 25, 2025	July 31, 2025	0.1859	0.0258	0.2117	5,634
July 31, 2025	August 29, 2025	0.1927	0.0268	0.2195	5,908
August 28, 2025	September 29, 2025	0.1930	0.0268	0.2198	6,037
September 30, 2025	October 30, 2025	0.1866	0.0207	0.2073	5,782
Total		$1.6922	$0.2090	$1.9012	$50,034

(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.69	$55,016	$1.90	$50,034
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$1.69	$55,016	$1.90	$50,034

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
the Expense Support Agreement.

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

Recent Developments

Share Issuances

On October 1, 2026, we sold and issued 141,969 Common Shares for an aggregate consideration of approximately $3.5 million at a price of $24.69 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $2.5 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, we declared a regular distribution in the amount of $0.1887 per Common Share, which is payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see “Note 2. Significant Accounting Policies” to the consolidated financial statements.

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

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

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

Unfunded Commitments

Our investment portfolio may contain revolving line of credit, delayed draw, and equity commitments, which may require us to fund when requested by portfolio companies. As of September 30, 2026 and December 31, 2025, we had unfunded investment commitments of $342.8 million and $427.2 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of September 30, 2026, 99.46% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the Morgan Stanley Facility and Revolving Credit Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$51,263	$(28,101)	$23,162
Up 200 basis points	34,176	(18,734)	15,442
Up 100 basis points	17,088	(9,367)	7,721
Down 100 basis points	(17,088)	9,367	(7,721)
Down 200 basis points	(34,060)	18,734	(15,326)
Down 300 basis points	(50,776)	27,927	(22,849)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended September 30, 2026.

Issuer Purchase of Equity Securities

The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended September 30, 2026.

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (in thousands) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
August 14, 2026	September 11, 2026	147,606	0.45%	$24.69	September 30, 2026	$3,612	1,645,229

(1)
Percentage is based on total shares outstanding as of the close of the previous quarterly period.
(2)
Amounts shown net of early repurchase deduction.
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-01793) filed on August 21, 2026).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-01793) filed on August 21, 2026).
10.1	Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01793) filed on August 21, 2026).
10.2	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-01793) filed on August 21, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Private Credit Fund

Date:	November 12, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer (Principal Financial Officer)